Form 10-Q
period 1994-12-31
TCI INTERNATIONAL INC
filed 1995-02-15
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994 *

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period N/A


Commission file number:       0-10877


                       TCI INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)

       Delaware                                  94-3026925
(State of other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      Number)

222 Caspian Drive, Sunnyvale, California            94089-1014
(Address of principal executive offices)            (Zip Code)

                          (408)747-6100
       (Registrant's telephone number, including area code)

* The Company is on a 52/53 week fiscal year. The quarter ended on January 1, 1995. For presentation purposes, the Company has indicated its quarter end as December 31, 1994.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No ___

As of January 31, 1995, 3,150,311 shares of Common Stock were outstanding.

                        TCI INTERNATIONAL, INC.


                    PART I   FINANCIAL INFORMATION

              Condensed Consolidated Financial Statements
                            (Unaudited)


The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994, filed with the Securities and Exchange Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three months ended December 31, 1994, are not necessarily indicative of results to be expected for the entire year ending September 30, 1995.

                        TCI INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
           (In thousands, except per share amounts)

                                        Three Months Ended
                                            December 31,

                                           1994      1993
Revenues                                $ 6,839   $ 5,981
Operating Costs and Expenses:
  Cost of revenues                         3,923    3,735
  Marketing, general and administrative    2,678    2,186
                                           6,601    5,921
  Income from operations                     238       60
Investment income, net                       188      124
  Income before provision for income taxes   426      184
Provision for income taxes                    26        6
Income before change in accounting for
   income taxes and extraordinary item       400      178
Change in accounting for income taxes
   (SFAS 109)                                  0    1,511
Net Income                               $   400  $ 1,689

Per Share:
   Income before change in accounting
   for income taxes and extraordinary
   item                                  $  0.12  $  0.05
   Net income                            $  0.12  $  0.49

Shares used in per share computations      3,237    3,439

See accompanying Notes to Condensed Consolidated Financial Statements.

                       TCI INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                           (In Thousands)


                                       December 31,     September 30,
                                           1994              1994
ASSETS
Current Assets
  Cash and cash equivalents               $ 5,579           $ 7,578
  Short-term investments                   14,348            11,938
  Accounts receivable -
     Billed                                 1,566             2,686
     Unbilled                               3,178             2,935
  Refundable income taxes                     172               739
  Inventories                               4,868             4,901
  Prepaid expenses                            497               490
        Total current assets               30,208            31,267
Property and Equipment, net                 1,805             1,889
Other Assets                                   89                85
        Total Assets                      $32,102           $33,241



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                        $ 1,890           $ 2,168
  Customer deposits and billings on
  uncompleted contracts in excess of
  revenue recognized                        1,964             2,477
  Accrued liabilities                       4,063             4,524
        Total current liabilities           7,917             9,169
Stockholders' Equity:
  Common Stock:
    Authorized -  5,000 shares, $.01 par value
    Issued -      3,341 shares             11,993            11,993
  Shares held in treasury at cost:
     142 Shares in Dec. 1994                 (590)             (311)
       78 Shares in Sept. 1994                 0                0
  Retained earnings                        12,884            12,483
  Valuation allowance - short-term
  investments                                (102)              (93)
        Total stockholders' equity         24,185            24,072
        Total Liabilities and
        Stockholders Equity               $32,102           $33,241

See accompanying Notes to Condensed Consolidated Financial Statements.

                       TCI INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                            (In thousands)
                                                   Three Months Ended
                                                      December 31,

                                                   1994        1993
Cash provided by (used in):
Operations:
  Net income                                    $   400      $ 1,689
  Reconciliation to cash provided by
  (used in) operations:
     Depreciation                                   153          206
     Gain on sale of investments                      0          (82)
     Effect of change in accounting for
     income taxes (SFAS 109)                          0       (1,511)
     Changes in assets and liabilities:
     Accounts receivable                            877       (2,051)
     Refundable income taxes                        567            0
     Inventories                                     34          577
     Prepaid expenses                               (11)         (67)
     Accounts payable                              (133)         282
     Customer deposits                             (514)        (746)
     Accrued liabilities                           (606)        (441)
Cash provided by (used in) operations               767       (2,144)


Investing activities:
     Purchases of property and equipment            (69)          (4)
     Purchases of short-term investments         (2,419)      (9,065)
     Proceeds from sale of short-term investments     0       11,154
     Other                                            0           38
Cash provided by (used in) investing activities  (2,488)       2,123

Financing activities:
     Repurchase of common stock for treasury stock (278)         (24)
Cash used in financing activities                  (278)         (24)

Net decrease in cash and cash equivalents        (1,999)         (45)
Cash and cash equivalents at beginning of year    7,578        5,739
Cash and cash equivalents at end of year       $  5,579     $  5,694

See accompanying Notes to Condensed Consolidated Financial Statements

                       TCI INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1

Inventories included in the consolidated balance sheet consist of the following:

                                       December 31,     September 30,
                                          1994              1994
                                              (In thousands)
  [S]                                     [C]               [C]
  Material and component parts          $ 3,182           $ 3,235
  Work-in-Process                         1,686             1,666

                                        $ 4,868           $ 4,901


Note 2

At December 31, 1994, there were outstanding standby letters of credit of approximately $3,100,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 1996; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's short term investments.

                      TCI INTERNATIONAL, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS
                   First Fiscal Quarter of 1995
             Compared to First Fiscal Quarter of 1994

Revenues for the first three months of fiscal year 1995 were $6,839,000, an increase of 14% over revenues of $5,981,000 for the same period in fiscal year 1994. The increase in revenues is due to increased material flows on various fixed price contracts. Gross profit as a percentage of revenue for the first quarter increased from 38% in fiscal year 1994 to 42% in fiscal year 1995 principally due to the recent completion of a significantly sized, long-term contract which contributed little or no gross profit over each of the respective reporting periods during the last four years.

Marketing, general and administrative expenses increased 23% from $2,186,000 in the first quarter of fiscal year 1994 to $2,678,000 in the first quarter of fiscal year 1995. This increase is due to intensified marketing efforts as well as an increase in independent research and development expenditures, a portion of which are targeted to position the Company's products for sale into related commercial markets.

Investment income, net for the first three months of fiscal year 1995 was $188,000, an increase of 52% from investment income, net of $124,000 for the same period in fiscal year 1994. This increase is due to the higher balance of cash, cash equivalents and short-term investments as well as the benefit of comparatively higher interest rates.

Net income for the first three months of fiscal year 1995 was $400,000, or $0.12 per share, compared to net income of $1,689,000, or $0.49 per share for the same period in fiscal year 1994. The net income for fiscal year 1994 included the benefit of $1,511,000, or $0.44 per share, to reflect the cumulative effect of adopting SFAS No. 109 "Accounting for Income Taxes." The average number of shares outstanding was 3,236,698 for the first three months of fiscal year 1995, and 3,439,451 for the same period in fiscal year 1994. The decline in the number of outstanding shares is a reflection of the Company's continuing efforts to repurchase its stock under a stock repurchase program initially authorized by its Board of Directors in December of 1993.

The results of operations for the first three months in fiscal year 1995 are not necessarily indicative of future quarterly or annual performance expectations.

                        FINANCIAL CONDITION

         December 31, 1994 Compared to September 30, 1994

Consolidated cash, cash equivalents and marketable securities totaled $19,927,000 on December 31, 1994, compared to $19,516,000 on September 30,
1994. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal 1995.

As of December 31, 1994 , the Company has standby letters of credit outstanding of approximately $3,100,000. The standby letters of credit are collateralizedby the Company's short-term investments.

                        TCI INTERNATIONAL, INC.
                     PART II   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

a.     Exhibits:
10.6 First Amendment to Credit agreement between the Company and Wells Fargo Bank, National Association

b.     Reports on Form 8-K:  None

No other applicable items.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TCI INTERNATIONAL, INC.
                                              (Registrant)

Date: February 14, 1995
                                            John W. Ballard III
                                            Vice President,
                                            Chief Financial Officer
                                      (Duly authorized officer of the
                                       registrant and principal
                                       financial officer of the
                                       registrant)