Form 10-Q/A
period 1994-12-31
TCI INTERNATIONAL INC
filed 1995-04-07
CIK 357064

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from SEC Form 10-Q and is qualified in its entirety by reference to such financial statements. [/LEGEND]
[CIK] 0000357064
[NAME] TCI INTERNATIONAL, INC.
[CURRENCY] U.S.

[PERIOD-TYPE]                   3-MOS                   12-MOS                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1994             SEP-30-1994             DEC-31-1993
[PERIOD-START]                              OCT-1-1994              OCT-1-1993              OCT-1-1993
[PERIOD-END]                               DEC-31-1994             SEP-30-1994             DEC-31-1993
[EXCHANGE-RATE]                                      1                       1                       1
[CASH]                                           5,579                   7,578                       0
[SECURITIES]                                    14,348                  11,938                       0
[RECEIVABLES]                                    4,916                   6,360                       0
[ALLOWANCES]                                         0                       0                       0
[INVENTORY]                                      4,868                   4,901                       0
[CURRENT-ASSETS]                                30,208                  31,267                       0
[PP&E]                                           9,948                   9,879                       0
[DEPRECIATION]                                   8,142                   7,990                       0
[TOTAL-ASSETS]                                  32,102                  33,241                       0
[CURRENT-LIABILITIES]                            7,917                   9,169                       0
[BONDS]                                              0                       0                       0
[COMMON]                                        11,993                  11,993                       0
[PREFERRED-MANDATORY]                                0                       0                       0
[PREFERRED]                                          0                       0                       0
[OTHER-SE]                                      12,192                  12,079                       0
[TOTAL-LIABILITY-AND-EQUITY]                    32,102                  33,241                       0
[SALES]                                          6,839                       0                   5,981
[TOTAL-REVENUES]                                 6,839                       0                   5,981
[CGS]                                            3,923                       0                   3,735
[TOTAL-COSTS]                                    3,923                       0                   3,735
[OTHER-EXPENSES]                                 2,678                       0                   2,186
[LOSS-PROVISION]                                     0                       0                       0
[INTEREST-EXPENSE]                                   0                       0                       0
[INCOME-PRETAX]                                    426                       0                     184
[INCOME-TAX]                                        26                       0                       6
[INCOME-CONTINUING]                                400                       0                     178
[DISCONTINUED]                                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0
[CHANGES]                                            0                       0                   1,511
[NET-INCOME]                                       400                       0                   1,689
[EPS-PRIMARY]                                      .12                       0                     .49
[EPS-DILUTED]                                      .12                       0                     .49