Form 10-Q
period 1995-03-30
TCI INTERNATIONAL INC
filed 1995-05-12
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q



  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995 *

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period N/A


Commission file number:            0-10877


TCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)


          Delaware                                 94-
3026925
(State of other jurisdiction of                   (I.R.S.
Employer Identification
Number)
 incorporation or organization)



222 Caspian Drive, Sunnyvale, California               94089-
1014
(Address of principal executive offices)
(Zip Code)

(408)747-6100
(Registrant's telephone number, including area code)

* The Company is on a 52/53 week fiscal year. The quarter ended on April 2, 1995.
For presentation purposes, the Company has indicated its quarter end as March 31, 1995.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No ___

As of March 31, 1995, 3,118,232 shares of Common Stock were outstanding.








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

The results of operations for the six months ended March 31, 1995, are not necessarily indicative of results to be expected for the entire year ending September 30, 1995.















TCI INTERNATIONAL, INC.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)



                                   Three Months Ended
Six
Months Ended
     March 31  March 31
     1995 1994 1995 1994

Revenues  $  6,881  $  5,706  $13,720   $11,687
Operating Costs and Expenses:
  Cost of revenues  4,454     3,091     8,377     6,826
  Marketing, general and administrative   2,421     2,606
5,098       4,792
       6,875     5,697   13,475    11,618
  Income from operations 6    9    245  69
Investment income, net        315         92      503
216
  Income before provision
    for income taxes     321  101  748  285
Provision for income taxes           19          5
45          11
Income before change in accounting for
  income taxes      302  96   703  274
Change in accounting for income taxes
  (SFAS No. 109)           -         -         -    1,511
Net income     $     302 $       96     $     703 $  1,785

Per Share:
  Income before change in accounting for
    income taxes    $     .09 $   .03   $     .22 $      .08
  Net income   $     .09 $   .03   $     .22 $      .53
Shares used in per share
  computations 3,262     3,356     3,250     3,398


See accompanying Notes to Condensed Consolidated Financial
Statements.


TCI INTERNATIONAL, INC.


               CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)


     March 31,      September 30,
         1995              1994
     (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents   $  2,415  $  7,578
  Short-term investments 15,416    11,938
  Accounts receivable -
     Billed    2,912     2,686
     Unbilled  2,334     2,935
  Refundable income taxes     172  739
  Inventories  5,329     4,901
  Prepaid expenses         468            490
        Total current assets  29,046    31,267
Property and equipment, net   1,764     1,889
Other assets            90             85
        Total Assets     $30,900   $33,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable  $  1,520  $  2,168
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized     1,129
2,477
  Accrued liabilities        4,129     4,524
        Total current liabilities      6,778     9,169

Stockholders' Equity:
  Common Stock:
    Authorized -    5,000 shares, $.01 par value
    Issued -   3,281 shares   11,780    11,993
  Shares held in treasury at cost:
     163 Shares in March 1995 (720)     -
       78 Shares in Sept. 1994     -    (311)
  Retained earnings 13,126    12,483
  Valuation allowance-short -term investments
(64)        (93)
        Total stockholders' equity   24,122    24,072
        Total Liabilities and Stockholders Equity $30,900
$33,241


See accompanying Notes to Condensed Consolidated Financial
Statements.



TCI INTERNATIONAL, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,
(In thousands)


                                          1995
1994___
                                    (Unaudited)
Cash provided by (used in):
Operations:
     Net income     $   703   $1,785
     Reconciliation to cash provided by (used in)
operations:
     Depreciation   304  396
     Gain on sale of investments   -    (82)
     Effect of change in accounting for income taxes
               (SFAS 109)      -   (1,511)
     Changes in assets and liabilities:
     Accounts receivable 375  9,384
     Refundable income taxes  567  -
     Inventories    (428)     236
     Prepaid expenses    17   53
     Accounts payable    (648)     (269)
     Customer deposits   (1,348)   (2,294)
     Accrued liabilities       (396)          (420)
Cash provided by (used in) operations         (854)
7,278

Investing activities:
     Purchases of property and equipment     (179)     (12)
     Purchases of short-term investments     (3,449)
(58,318)
     Proceeds from sale of short-term investments -
50,892
     Sale of building    -    703
     Other                -            (8)
Cash used in investing activities    (3,628)   (6,743)

Financing activities:
     Repurchase of common stock for treasury stock
(681)          (517)
Cash used in financing activities       (681)          (517)

Net increase (decrease) in cash and cash equivalents
(5,163)   18
Cash and cash equivalents at beginning of period      7,578
5,739
Cash and cash equivalents at end of period   $  2,415  $
5,757


See accompanying Notes to Condensed Consolidated Financial
Statements

TCI INTERNATIONAL, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 1

Inventories included in the consolidated balance sheet consist of the following (in thousands):

        March 31,              September 30,

1995
1994

(Unaudited)

     Material and component parts  $3,718    $3,235
     Work-in-Process            1,611     1,666

          $5,329    $4,901


Note 2

At March 31, 1995, there were outstanding standby letters of credit of approximately
$2,666,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 1997; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's short term investments.

TCI INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Second Fiscal Quarter of 1995
Compared to Second Fiscal Quarter of 1994

Revenues for the first six months of fiscal year 1995 were $13,720,000, an increase of
17% over revenues of $11,687,000 for the same period a year ago. Revenues for the second quarter increased 21% from $5,706,000 in fiscal year 1994 to $6,881,000 in fiscal year 1995. The increase in revenues is due to a general increase in business activity as well as changes in material flows and the timing of completion of various fixed priced, long-term contracts.

Gross profit as a percentage of revenue decreased from 42% to 39% and from 46% to 35% for the six month period and the second quarter, respectively. The decline in gross profit as a percentage of revenue is primarily due to the timing of completion of various foreign and domestic contracts which have a range of gross profit margin associated with them.
Gross profit as a percentage of revenues during the remaining six months of the fiscal year may fluctuate significantly, and perhaps decline further due to competitive bidding pressures the Company has recently experienced in its pursuit of significant Broadcast related contracts.

Marketing, general and administrative expenses decreased by 7% for the second quarter but have increased 6% for the six month period ending March 31, 1995 compared with prior year periods. The expense variance is due in part to the timing of bids and proposals requiring significant engineering effort and resultant research and development costs. As the Company continues to position itself for commercial pursuits, research and development costs are anticipated to increase during the remaining periods of the fiscal year.

Net investment income for the first six months of fiscal year 1995 was $503,000, an increase of 133% over net investment income of $216,000 for the same period in fiscal year 1994. This increase is due to the Company's higher cash balance, cash equivalents and short-term investments and the benefit of comparatively higher interest rates.

Net income for the first six months of fiscal year 1995 was $703,000 or $0.22 per share, compared to net income of $1,785,000 or $0.53 per share for the same period in fiscal year
1994. The net income for fiscal year 1994 included the benefit of $1,511,000 or $0.44 per share, to reflect the cumulative effect of adopting SFAS No. 109 "Accounting for Income
Taxes." The decline in the average number of outstanding shares is a reflection of the Company's continuing efforts to repurchase its stock under a stock repurchase program initially authorized by its Board of Directors in December of 1993.

The Company's total backlog as of March 31, 1995 was $34
million compared to $28
million as of September 30, 1994. The total funded portion of the Company's backlog as of March 31, 1995 was $17 million compared to $21 million as of September 30, 1994.
The Company's funded backlog excludes unfunded and unexercised options which the
Company believes are likely to be exercised

The results of operations for the first six months in fiscal year 1995 are not necessarily indicative of future quarterly or annual performance expectations.

LIQUIDITY AND CAPITAL RESOURCES

March 31, 1995 Compared to September 30, 1994


Consolidated cash, cash equivalents and marketable securities totaled $17,831,000 on
March 31, 1995, compared to $19,516,000 on September 30,
1994.  The Company
currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal
1995.

As of March 31, 1995 , the Company has standby letters of credit outstanding of approximately $2,666,000. The standby letters of credit are collateralized by the
Company's short-term investments.

The Company purchased 144,005 shares of its stock and retired 59,501 shares during the first six months of the fiscal year. The Company held
162,504 of treasury stock as of
March 31, 1995.











TCI INTERNATIONAL, INC.

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
Holders:

          The following matters were acted upon at the
Annual Meeting of
Stockholders of          TCI International, Inc. on February
14, 1995.

     a. Management's nominees for directors, as set forth in the TCI International,
Inc. proxy statement dated January 20, 1995 and filed with the Commission, were all elected. Votes for the directors were as follows:

                    John W. Ballard     For       2,733,615
                                   Withheld       47,160
                    Hamilton W. Budge   For       2,733,946
                                   Withheld       46,829

     Directors whose term of office as a director continued after the meeting were Asaph
H. Hall, Arthur H. Hausman, E.M.T. Jones, and Barry J.
Shillito.

     b.   A proposal to ratify the selection of Deloitte &
Touche LLP as independent
public accountants for the fiscal year ending September 30, 1995 was approved.
2,742,225 votes were cast in favor, 34,308 votes were cast against, and 4,242 abstained.

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits:                None

b.   Reports on Form 8-K:     None

No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TCI INTERNATIONAL, INC.

(Registrant)




__________________________________
                                        John W. Ballard III
                                   Vice President , Chief
Financial
Officer
                                    (Duly authorized officer
of the registrant
and                                      principal financial
officer of the
registrant)


___________________________
          Date