Form 10-Q/A
period 1994-12-31
TCI INTERNATIONAL INC
filed 1995-05-16
CIK 357064

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

*The Company is on a 52/53 week fiscal year. The quarter ended on January 1, 1995. For presentation purposes, the Company has indicated its quarter end as December 31, 1994.


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



The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994, filed with the Securities and Exchange Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.
E
The results of operations for the three months ended December 31, 1994, are not necessarily indicative of results to be expected for the entire year ending September 30, 1995.





















                     TCI INTERNATIONAL, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                 Three Months Ended December 31,
            (In thousands, except per share amounts)


1994                      1993_
Revenues                          $  6,839     $  5,981
Operating Costs and Expenses:
  Cost of revenues                   3,923        3,735
  Marketing, general and administrative    2,678           2,186
                                     6,601        5,921
  Income from operations               238           60
Investment income, net                 188            124
  Income before provision for income taxes  426             184
Provision for income taxes              26                6
Income before change in accounting for
   income taxes and extraordinary item 400          178
Change in accounting for income taxes
   (SFAS 109)                            0        1,511
Net Income                       $     400     $  1,689

Per Share:
   Income before change in accounting for income
     taxes and extraordinary item$    0.12    $    0.05
   Net income                    $    0.12    $    0.49

Shares used in per share computations    3,237    3,439






See accompanying Notes to Condensed Consolidated Financial
Statements.












                     TCI INTERNATIONAL, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                         (In Thousands)


                                 December 31       September 30
                                           1994
1994___

ASSETS

Current Assets
  Cash and cash equivalents     $  5,579          $  7,578
  Short-term investments          14,348            11,938
  Accounts receivable -
     Billed                        1,566             2,686
     Unbilled                      3,178             2,935
  Refundable income taxes            172               739
  Inventories                      4,868             4,901
  Prepaid expenses                   497               490
        Total current assets      30,208            31,267
Property and Equipment, net        1,805             1,889
Other Assets                          89                85
        Total Assets             $32,102           $33,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable              $  1,890          $  2,168
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized        1,964
2,477
  Accrued liabilities              4,063             4,524
        Total current liabilities    7,917           9,169

Stockholders' Equity:
  Common Stock:
    Authorized -         5,000 shares, $.01 par value
    Issued -                3,341 shares            11,993
11,993
  Shares held in treasury at cost:
     142 Shares in Dec. 1994       (590)             (311)
       78 Shares in Sept. 1994         0                 0
  Retained earnings               12,884           12,483
  Valuation allowance-short -term investments        (102)
(93)
        Total stockholders' equity  24,185          24,072
        Total Liabilities and Stockholders Equity  $32,102
$33,241

See accompanying Notes to Condensed Consolidated Financial
Statements.


                     TCI INTERNATIONAL, INC.


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                 Three Months Ended December 31,
                         (In thousands)


                                          1994
1993___
Cash provided by (used in):
Operations:
 Net income                         $  400         $ 1,689
 Reconciliation to cash provided by (used in) operations:
   Depreciation                        153             206
   Gain on sale of investments           0            (82)
   Effect of change in accounting for income taxes
               (SFAS 109)                0         (1,511)
 Changes in assets and liabilities:
   Accounts receivable                 877         (2,051)
   Refundable income taxes             567               0
   Inventories                          34             577
   Prepaid expenses                   (11)            (67)
   Accounts payable                  (133)             282
   Customer deposits                 (514)           (746)
   Accrued liabilities               (606)           (441)
Cash provided by (used in) operations       767    (2,144)

Investing activities:
 Purchases of property and equipment  (69)             (4)
 Purchases of short-term investments(2,419)        (9,065)
 Proceeds from sale of short-term investments  0          11,154
 Other                                   0              38
Cash provided by (used in) investing activities    (2,488)    2,123

Financing activities:
 Repurchase of common stock for treasury stock       (278)
(24)
Cash used in financing activities     (278)           (24)

Net decrease in cash and cash equivalents(1,999)      (45)
Cash and cash equivalents at beginning of year       7,578    5,739
Cash and cash equivalents at end of year$  5,579  $  5,694


See accompanying Notes to Condensed Consolidated Financial
Statements





                     TCI INTERNATIONAL, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)




Note 1

Inventories included in the consolidated balance sheet consist of the following:

                                              December        31,
September 30,

1994                          1994
                                         (In thousands)

  Material and component parts         $3,182      $3,235
  Work-in-Process                       1,686       1,666

                                       $4,868      $4,901


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

As  of  December  31, 1994 , the Company has standby  letters  of
credit  outstanding  of  approximately $3,100,000.   The  standby
letters of credit are collateralized by the Company's short-term investments.










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