Form 10-Q
period 1995-06-30
TCI INTERNATIONAL INC
filed 1995-08-15
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                             FORM 10-Q



  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995 *

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

*The Company is on a 52/53 week fiscal year. The quarter ended on July 2, 1995. For presentation purposes, the Company has indicated its quarter end as June 30, 1995.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No ___

As of June 30, 1995, 3,115,934 shares of Common Stock were outstanding.








                      TCI INTERNATIONAL, INC.


                  PART I   FINANCIAL INFORMATION

            Condensed Consolidated Financial Statements
                            (Unaudited)



The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994, filed with the Securities and Exchange Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.
E
The results of operations for the nine months ended June 30, 1995, are not necessarily indicative of results to be expected for the entire year ending September 30, 1995.














                      TCI INTERNATIONAL, INC.


            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)
             (In thousands, except per share amounts)



                                   Three Months Ended          Nine
Months Ended
                                     June 30             June 30
                                   1995      1994      1995    1994

Revenues                      $  8,364   $  8,612     $22,084  $20,299
Operating costs and expenses:
  Cost of revenues               5,710      6,034      14,087   12,860
  MG&A                           2,627      2,525       7,725    7,317
                                 8,337      8,559      21,812   20,177
Income from operations              27         53         272      122
Investment income, net             284        226         787      442
Income before provision
    for income taxes               311        279       1,059      564
Provision for income taxes          34         17          79       28
Income before change in accounting for
  income taxes                     277        262         980      536
Change in accounting for income taxes
  (SFAS No. 109)                     0          0           0    1,511
Net income                       $ 277      $ 262       $ 980  $ 2,047

Per share:
  Income before change in accounting for
    income taxes                 $ .08      $ .08       $ .29    $ .16
  Net income                     $ .08      $ .08       $ .29    $ .61
Shares used in per share
  computations                   3,316      3,282       3,366    3,359


See accompanying Notes to Condensed Consolidated Financial
Statements.

                      TCI INTERNATIONAL, INC.


               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Thousands)


                                 June 30,            September 30,
                                   1995                 1994
                                (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents       $  2,120             $  7,578
  Short-term investments            16,629               11,938
  Accounts receivable -
     Billed                          1,962                2,686
     Unbilled                        4,484                2,935
  Refundable income taxes                0                  739
  Inventories                        5,003                4,901
  Prepaid expenses                     406                  490
        Total current assets        30,604               31,267
Property and equipment, net          1,667                1,889
Other assets                            90                   85
        Total assets               $32,361              $33,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $  1,906             $  2,168
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized
                                     2,009                2,478
  Accrued liabilities                4,013                4,523
        Total current liabilities    7,928                9,169

Stockholders' equity:
  Common stock:
    Authorized - 5,000 shares, $.01 par value
    Issued - 3,281 shares           11,780               11,993
  Shares held in treasury at cost:
     165 Shares in June 1995          (739)                   0
      78 Shares in Sept. 1994            0                 (311)
  Retained earnings                 13,397               12,483
  Valuation allowance-
    short-term investments              (5)                 (93)
        Total stockholders' equity  24,433               24,072
        Total liabilities and stockholders' equity
                                   $32,361              $33,241


See accompanying Notes to Condensed Consolidated Financial
Statements.


                      TCI INTERNATIONAL, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                    Nine Months Ended June 30,
                          (In thousands)


                                          1995           1994

Cash provided by (used in):
Operations:
 Net income                             $   980          $2,047
 Reconciliation to cash provided by (used in) operations:
   Depreciation                             474             566
   Gain on sale of investments                0            (226)
   Effect of change in accounting for income taxes
               (SFAS 109)                     0           (1,511)
 Changes in assets and liabilities:
   Accounts receivable                     (825)           5,855
   Refundable income taxes                  739                0
   Inventories                             (102)           1,136
   Prepaid expenses                          79               51
   Accounts payable                        (262)           1,147
   Customer deposits/billing
      in excess of revenue                 (469)          (2,671)
   Accrued liabilities                     (511)            (529)
Cash provided by (used in) operations       103            5,865

Investing activities:
 Purchases of property and equipment       (251)            (104)
 Purchases of short-term investments     (5,963)         (69,219)
 Proceeds from sale of short-term
     investments                          1,360           63,319
 Proceed from sale of building                0              703
 Other                                        0                7
Cash used in investing activities        (4,854)          (5,294)

Financing activities:
 Repurchase of common stock
     for treasury stock                    (707)            (695)
Cash used in financing activities          (707)            (695)

Net increase (decrease) in cash
     and cash equivalents                (5,458)            (124)
Cash and cash equivalents
     at beginning of period               7,578            5,739
Cash and cash equivalents
     at end of period                  $  2,120         $  5,615


See accompanying Notes to Condensed Consolidated Financial
Statements


                      TCI INTERNATIONAL, INC.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 1

Inventories consist of the following (in thousands):

                                     June 30,       September 30,
                                      1995             1994
                                   (Unaudited)

  Material and component parts         $3,684         $3,235
  Work-in-Process                       1,319          1,666

                                       $5,003         $4,901


Note 2

At June 30, 1995 there were outstanding standby letters of credit of approximately $4,166,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 1997; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's short term investment portfolio.


                     TCI INTERNATIONAL, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS


                   Third Fiscal Quarter of 1995
             Compared to Third Fiscal Quarter of 1994

Revenues for the first nine months of fiscal year 1995 were $22,084,000, an increase of 9% over revenues of $20,299,000 for the same period a year ago. Revenues for the third quarter decreased 3% from $8,612,000 in fiscal year 1994 to $8,364,000 in fiscal year 1995. While the general business activity for the year has increased compared to that of a year ago, variances in material flows and the timing of completion of some fixed priced, long-term contracts continue to contribute to quarter to quarter revenue and gross profit fluctuations.

Gross profit as a percentage of revenue for the nine month period decreased from 37% to 36% but increased from 30% to 32% for the third quarter. The increase in gross profit as a percentage of revenue is primarily due to the timing of completion of various foreign and domestic contracts which have a range of gross profit margins associated with them. Gross profit as a percentage of revenue may decline further during the remaining three months of the fiscal year due to competitive bidding pressures the Company has recently experienced in its pursuit of its broadcast related contracts.

Marketing, general and administrative expenses increased by 4% in the third quarter and 6% for the nine month period ending June 30, 1995 compared with prior year periods. This variance is primarily the result of increased marketing efforts.

Net investment income for the first nine months of fiscal year 1995 was $787,000, an increase of 78% over net investment income of $442,000 for the same period in fiscal year 1994. This increase is due to the benefit of comparatively higher interest rates.

Net income for the first nine months of fiscal year 1995 was $980,000 or $0.29 per share, compared to net income of $2,047,000 or $0.61 per share for the same period in fiscal year 1994. The net income for fiscal year 1994 included the benefit of $1,511,000 or $0.45 per share, to reflect the cumulative effect of adopting SFAS No. 109 "Accounting for Income Taxes."

The Company's total backlog at June 30, 1995 was $34 million compared to $28 million at September 30, 1994. The total funded portion of the Company's backlog at June 30, 1995 was $20 million compared to $21 million at September 30, 1994. The Company's funded backlog excludes unfunded and unexercised options which the Company believes are likely to be exercised

The results of operations for the first nine months in fiscal year 1995 are not necessarily indicative of future quarterly or annual performance expectations.


                      TCI INTERNATIONAL, INC.

                  LIQUIDITY AND CAPITAL RESOURCES

           June 30, 1995 Compared to September 30, 1994


Consolidated cash, cash equivalents and marketable securities totaled $18,749,000 at June 30, 1995, compared to $19,516,000 at
September 30, 1994. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal 1995.

At June 30, 1995 , the Company has standby letters of credit outstanding of approximately $4,166,000. The standby letters of credit are collateralized by the Company's short-term investments.

The Company purchased 146,303 shares of its stock and retired 59,501 shares during the first nine months of the fiscal year. The Company held 165,414 shares of treasury stock at June 30, 1995.










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

                            Signature on File

                            John W. Ballard III
                            Vice President, Chief Financial Officer
                            (Duly authorized officer of the
                            registrant and principal
                            financial officer of the registrant)

 Date:  August 14, 1995