Form 10-K
period 1995-09-30
TCI INTERNATIONAL INC
filed 1995-12-26
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

___X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended September 30, 1995
OR
______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period N/A

Commission file number 0-10877

TCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

	Delaware        94-3026925
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

222 Caspian Drive, Sunnyvale  CA  94089
(408) 747-6100
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
	Name of each exchange on
	Title of each class     which registered
		None
Securities registered pursuant to Section 12(g) of the Act:
		Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  X          NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of September 30, 1995, the aggregate market value of voting stock held by non-affiliates was $25,507,893.
 .
As of September 30, 1995, the number of shares of common stock outstanding was 3,139,433.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 13, 1996 are incorporated by reference into Part III hereof.



PART I
ITEM 1.  Business

General
TCI International, Inc. (the Company) is a holding company which has two operating subsidiaries, Technology for Communications International ("TCI"), a company incorporated in California on March 13, 1968 and BR Communications ("BR"), a company incorporated in California on January 24, 1966.
The operating subsidiaries share resources, including facilities, management and labor. Unless the context indicates otherwise, the terms "Company," "TCI," and "BR" shall include their consolidated subsidiaries.

On April 28, 1995, the Company incorporated an additional subsidiary in California, TCI Wireless, Inc. ("TCIW"). TCIW was formed to provide HF radio service using facilities and frequencies it intends to purchase, lease, and otherwise share with existing HF service providers in different parts of the world.

The Company currently manufactures and markets signal collection systems, spectrum and frequency management systems, special purpose communications systems, and antennas and related equipment for high-power broadcasting, over-the-horizon radar, and short-wave communication. The Company's products historically have been sold primarily to U.S. and foreign government agencies, and to a lesser extent, commercial broadcast entities. See "United States Government Contracts and Regulations."

Prior to fiscal year 1994, the Company was organized into three separate operating units. In response to the forecast changes to its order trend, the Company relocated its operations and began a consolidation of its three independent operating units into its present facilities. In fiscal year 1994, the Company completed this physical consolidation and now operates under one central management structure.

Products
The Company's signal collection systems cover the full spectrum of radio frequencies, while the majority of the Company's antenna and frequency management products are primarily designed for operation in the HF, or "short-wave," portion of the electromagnetic spectrum (1.6 to 30 megahertz), and to the medium frequency portion of this spectrum (0.5 to 1.6 megahertz). High frequency radio signals have the special characteristic of being reflected by the earth's ionosphere and, therefore, offer an effective medium for radio communication over long distances.

Antenna Systems
High frequency antennas are typically complex wire-strung structures supported by towers up to four hundred feet high. Their design involves complex relationships between many electromagnetic and structural variables. Antennas are an important part of communication systems because effective radio communication depends upon signal strength relative to background noise. The signal-to-noise ratio can be improved by increasing transmitter power and by improving the performance of the transmitting and receiving antennas. In most situations, the ability to increase transmitter power is limited by either regulation or expense; accordingly, antenna design assumes a key role in the practical solution to the problem of increasing signal quality.

The integrated application of the Company's proprietary electromagnetic and structural design software, together with the technical experience of its staff, has made it possible for the Company to produce antenna designs having the optimal gain, bandwidth, and power-handling capability required for specific applications and environments, with reductions in design time and expense as well as product cost.

Communications antennas of the type designed and manufactured by the Company are usually employed in large scale systems, such as civil shore-to-ship and land-to-air systems, as well as their tactical military counterparts. Typical from approximately $20,000 to $300,000.


Broadcast Systems
In many countries, short-wave radio broadcasting remains the preferred medium for the governments' international news organizations and propaganda services to reach foreign mass audiences. The U.S. Information Agency (Voice of America) and the BBC World Service are examples of users of radio broadcasting products of the Company. TCI markets high performance, high-power broadcast antennas and antenna systems which operate continuously over a wide range and provide for electronically-controlled broadcasting patterns. Typical system orders range in price between $200,000 and $15,000,000.

Within a country's borders, essentially all broadcasting is done using AM, FM, and TV. AM broadcasting uses frequencies in the medium frequency (MF) band in the range 525 to 1705 kHz, which are received by car radios or pocket transistor radios. FM and TV transmissions use frequencies above 30 MHz in the very high and ultra-high (VHF and UHF) frequency range.

The Company manufactures antennas for MF broadcasting, which it sells either directly to local broadcasting organizations or to transmitter manufacturers and systems integrators who re-sell to broadcasters. TCI also offers complete MF transmitting systems, including TCI antennas and transmitting and audio equipment manufactured by others and integrated by the Company.

The Company has in the past year sold several complete FM and TV transmitting systems comprised of both program input equipment, transmitters, transmission lines, and FM/TV antennas. The company also has several bids outstanding for additional FM and TV transmitting systems. Pay TV systems using cable or wireless technologies have become increasingly popular outside the United States, including a wireless pay TV system which utilizes microwave transmissions to avoid the necessity of wiring to subscribers' homes with coaxial cables. The Company is currently investigating ways to add value to this growing marketplace by developing strategic relationships with current suppliers and exploring product introduction avenues with its own products.

Signal Collection Systems
Signal collection systems are used to identify, locate, classify, and analyze radio transmissions which may originate at great distances from the system. These functions are performed rapidly, automatically, and without detection by the subject. The systems are principally used by military organizations to locate and track hostile forces.

A primary objective of signal collection systems is to locate the source of a transmission as quickly and precisely as possible. The conventional solution to this problem employs multiple "direction-finding" stations to locate a transmitter by triangulation. The Company's proprietary software, however, makes it possible to calculate the approximate distance, as well as the direction, of a transmission source using only a single locating station.

Signal collection systems may also require the ability to recognize the presence of new transmission sources rapidly, as well as to classify them by modulation, frequency, and signal characteristics. The Company's signal collection software performs these judgmental tasks automatically, thereby eliminating the need for the large numbers of operating personnel traditionally required. This software may be integrated with additional signal processing equipment and specialized receiving antennas to form various configurations of a computer-based signal collection system. The Company's collection systems can also manage or integrate the output from other intelligence-gathering sources to provide the system operators with integrated information from which useful estimates regarding the disposition and intentions of potential adversaries can be reached.

The sales prices of complete signal collection systems typically range from approximately $100,000 to $15,000,000, depending on system configuration. Certain components of a system may be useful to a client in special situations and would be priced considerably less.

Radio Spectrum Management Systems
Consistent and reliable management of the electromagnetic spectrum and effective enforcement of spectrum utilization regulations have become a world-wide necessity, brought about by the rapid expansion in the number of users of cellular telephones, pagers, and other personal communication devices. The Spectrum Management System produced by the Company provides an integrated solution to this regulatory problem. The principal users of these systems are regulatory agencies whose interest is in identifying and tracking in-country transmitters, and not external, hostile forces.

The primary objectives of spectrum management systems are the following:
(a) frequency assignments to users; (b) licensing, invoicing and administration;
(c) data base management; (d) spectrum monitoring, which includes signal intercept, identification, location and measurement; and (e) preparation and submission of reports. Traditionally, these functions have been performed manually, using stand-alone receivers, measurement instruments, and numerous forms filled out by hand. The Company provides turn-key systems which perform all tasks in an automated, integrated, seamless operation, with a minimum of operator intervention. These systems use Company products, as well as other commercial, off the shelf equipment, integrated in a flexible configuration. This modular architecture allows the use of a common set of building blocks to tailor each system to the exact requirements of the customer.

The spectrum management system configuration can vary in complexity from a single site, single position station to a large scale multi-site network, including 10 - 20 fixed sites, plus mobile measurement vans.
Typical systems range in price between $500,000 and $20,000,000.

Special Purpose Communications Systems
The Company has developed and sold special purpose communication systems in response to specific user needs. These systems include communication management systems, automated switching systems, antennas with special survivability specifications, and emergency communication networks.

Frequency Management and Spread Spectrum Communication Systems
The variability of propagation conditions and the difficulty of locating optimum propagation frequencies reduce the probability of establishing satisfactory HF communications at any given moment. While less than a 100% reliability factor is acceptable for many users of HF communications, historically certain military and diplomatic communicators have demanded a very high level of reliability. In order to achieve the dependability needed by these military and diplomatic users, the Company has developed frequency management systems which allow HF communicators to obtain real-time continuous measurements of spectrum-wide propagation characteristics, interference levels, and channel occupancy. By correlating these measurements, the HF operator can select the optimum frequency over which to communicate. Although developed initially for military users, these products are suitable for other applications, including HF broadcast.

The technology and equipment developed for frequency management systems provides highly reliable spread spectrum transmission and reception of short messages. These messages of 40 characters or less can include emergency action commands.

Given the change in the world's political environment over the last three years, the Company has observed that the U.S. Government's reliance upon HF communications has decreased, with increasing reliance placed upon satellite communications. There continues to be interest in HF communications by foreign governments who can not access satellites or who place less reliance upon such communications.

In addition, the Company is pursuing new commercial applications as well as overseas opportunities. In fiscal 1992, the Company initiated and internally funded two specific product commercialization programs designed to repackage aspects of its frequency management technology for commercial maritime and aviation applications. While marketable products are not expected to be ready before fiscal 1996 or 1997 at the earliest, internal investment will continue on these commercial efforts until either successful product introduction is achieved or it is determined that a viable market does not exist for these communications products.

The Company's frequency management systems are currently employed by the United States Army, Navy, Air Force, and Marine Corps, as well as by the armed forces of numerous foreign nations. The price of a minimum configuration is approximately $50,000; however, the price of a typical system configuration is considerably higher.


Marketing
The Company markets its equipment and systems to U.S. and foreign government agencies by its direct marketing force, supplemented by, for most foreign sales, local representatives who are paid a commission. Communications and broadcast systems are also sold to national telephone and telegraph carriers, information services, and religious organizations. Foreign sales of signal collection systems, frequency management systems, spread spectrum communication systems, and certain antennas having specialized military applications must have the approval of the United States Department of State which limits the sales of such products to foreign markets. Such sales are subject to changes in United States policy concerning the export of military technology.

Historically, more than 90% of the Company's overseas sales have been denominated in United States dollars. The value of the United States dollar, relative to foreign currencies, affects the competitive position of the Company's products overseas.

See Note 7 of the Notes to Consolidated Financial Statements for information concerning revenues attributable to export sales and individual customers.

Manufacturing
Antenna systems are generally manufactured to order from standard cable, fittings, insulators, and fasteners. In the manufacturing process, fittings are attached to antenna wires by machinery which also measures, forms, and cuts the wires to close tolerances. Antennas are packaged in pre-assembled kits, reducing installation time and cost, and increasing reliability.

Signal collection systems are assembled from standard computers, radio frequency switches, receivers, and specialized instruments manufactured to the Company's specifications. After the proprietary software is incorporated into the system, it is tested in a simulated operating environment.

Frequency management products are generally assembled from standard components and other items produced to the Company's specifications, such as printed circuit boards, fabricated metal parts and crystal filters. Many of the products contain microprocessors for which proprietary software is designed and tested by the Company's engineers and technicians. Certain custom communications systems involve the integration of other manufacturers' equipment with products produced by the Company.

Radio spectrum monitoring systems are assembled using readily available computer equipment and specialized signal measurement equipment provided by qualified subcontractors. To a significant extent, the heart of such systems lies in the proprietary software that is incorporated into the system. These systems are thoroughly tested in a simulated operating environment prior to final delivery.

The Company is dependent upon the ability of its suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules in order to fulfill commitments to its customers. While the Company endeavors to assure the availability of multiple sources of supply, in certain cases involving complex equipment it must rely on a sole source. The failure of certain suppliers or subcontractors to meet the Company's needs would adversely affect the Company. While the Company has from time to time experienced delays in obtaining raw materials and components, to date these delays have not materially affected its business.

Although most of the Company's products are installed by the Company's customers, the Company offers installation services including turn-key project management.

United States Government Contracts and Regulations
Sales to the U.S. Government under prime and subcontracts accounted for 60%, 52%, and 69% of the Company's revenue in fiscal years 1995, 1994, and 1993, respectively. The Company's U.S. Government business is performed under cost-reimbursement-type contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, and cost-plus-award-fee) and under fixed-price-type contracts (firm fixed-price and fixed-price incentive). During fiscal 1995, 59% of the Company's total revenue came from U.S. Government fixed-priced-type contracts, and 1% from U.S. Government cost-reimbursement-type contracts, compared to 50% and 2%, respectively, in fiscal 1994 and 62% and 7%, respectively, in fiscal 1993.

Under U.S. Government regulations, certain costs, including certain financing costs and marketing expenses, are not reimbursable. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts. Additionally, costs incurred under U.S. Government contracts are subject to audit. Management believes the results of such audits, if any, will not have a material effect on the Company's financial results.

Contracts with the United States Information Agency ("USIA") combined with subcontracts to companies with prime contracts to the USIA accounted for 18% of total revenues in fiscal year 1995 and 33% in fiscal year 1994. See further discussion regarding a contract with the USIA in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for convenience or for default of the contractor. The continuation of long-term U.S. Government contracts may be dependent upon the continuing availability of Congressional appropriations. Due to the size of the Company's contracts with the USIA and other agencies, a U.S. Government contract termination may have a material negative affect on the operating results of the Company. See further discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company believes that the United States intelligence community is adjusting its focus from the ex-Soviet Union to a much wider and diverse population of threats. Because of this shift in focus from Cold War driven planning, the Company expects that large, long duration U.S. Government programs in defense intelligence and broadcasting will not return and that revenues from such contracts will continue to constitute a smaller percentage of total revenues in future periods. See Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

Competition and Risk
The Company encounters intensive competition in the sale of its products from numerous other companies. Accordingly, substantial efforts must be undertaken continually and on a long-term basis in order to maintain existing levels of business. All of the Company's major competitors have substantially greater financial and marketing resources than the Company.

The world political environment has seen dramatic changes within the last several years and as a result U.S. Government procurements for signal collection systems, special purpose communications systems, and propaganda-oriented broadcasting systems have decreased substantially. As a result, the Company is focusing more on overseas and commercial opportunities, as are the Company's competitors.

The principal competitive factors in the broadcast and communications markets are reliability, performance, price, and breadth of product line. The Company's principal competitors in the ground-based, high frequency (HF) communications antenna market are Andrew Corporation, Antenna Products
Corporation, CSA, and Marconi Communications Systems, Limited. In the market for HF (short-wave) and medium wave (MF) broadcast antennas, the principal competitors are divisions of larger companies, including Thomcast, Marconi Communications Systems, Limited, and Continental Electronics, all of which also manufacture broadcasting transmitters. The size, international reputation, and vertically integrated operations of these companies give them an advantage over the Company, particularly in bidding on entirely new stations in Third World countries.

In signal collection systems, competitors include Lockheed-Martin, GTE Sylvania, TRW, E-Systems, Loral Corporation, Harris Corporation, Andrew Corporation,
AEG Telefunken, Siemens Plessey & Co. Ltd., Racal Communications,
Rohde and Schwarz, Southwest Research Institute (SWRI), Thomson-CSF, and Tadiran. Performance, the ability to design and produce a system for a specialized application, and price are the principal competitive determinants. Selection of a particular supplier's products for incorporation in a military signal collection system frequently limits further competition by other vendors during the program's life cycle.

Manufacturers of HF frequency management systems include, among others, Rockwell International Corp., Harris Corporation, Andrew Corporation, and Racal Communications. Since the competitors' products tend to be less expensive, the Company must convince its customers that its equipment has sufficient performance advantages.

Competition to provide radio spectrum monitoring and compliance systems comes from, among others, Tadiran, Rohde and Schwarz, Thomson-C.S.F., Hewlett Packard and Lucas-Zeta. Similar to the Company's position in supplying signal collection systems, best value expressed as a function of performance and price are the competitive determinants in most markets. Additionally, since many of these systems are marketed in less developed countries, the ability to offer attractive financing alternatives also weighs strongly in the customer's decision making process. The Company will continue to rely on the availability of external sources of capital to meet its requirement to offer financing on these international procurements.

The Company's communication products are also subject to competition from alternative methods of communications, particularly from satellites and terrestrial microwave transmissions which presently are, and will continue to be, the dominant carriers of long distance communications. However, because these carriers are vulnerable in an armed conflict and require a large capital investment or access to equipment not owned or controlled by the user, the Company believes there is a continuing market for short-wave communication systems.

For further information on risks, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Research and Development
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents
The Company believes that its success does not depend on the ownership of patents or trademarks but rather on its proprietary software, innovative skills, technical competence, marketing abilities, and responsiveness to customer needs.

Employees
As of September 30, 1995, the Company had 149 full-time employees plus 13 temporary agencies' employees assigned to the Company. None of the employees are represented by a labor union, and the Company considers its employee relations to be good. The Company's success is dependent on its ability to retain highly-skilled personnel.

ITEM 2 - Properties
				   Floor Area (sq. ft.)     Lease
				   Company               Expiration
				   Leased                   Date
Sunnyvale, CA (1 building)         95,000                   2000
Sunnyvale, CA (1 building)         29,000                   1998
	Total                     124,000

In addition, the Company leases office space in Alexandria and Norfolk, Virginia and in Redhill, Surrey, United Kingdom (U.K.).

ITEM 3 - Legal Proceedings
On December 14, 1994, the California Regional Water Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early 1995, the Regional Water Board ordered the owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995 in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration. Being named as a PRP could result in the Company becoming subject to a subsequent final order from the Regional Water Board or a defendant in a civil lawsuit in which others might seek to recover from the Company a portion of the costs spent on investigating and cleaning up the contamination. Because there is currently no proposal to impose a final binding regulatory order on the Company, it is not possible to predict either the outcome of the current regulatory proceedings or to estimate with any certainty whether the Company will ultimately be judged to be liable for any portion of the investigation and remediation costs associated with the subject site.

During 1990, the Company received a notice from an overseas customer stating that the Company had not fulfilled certain requirements of a $6,000,000 contract. No legal proceedings have been initiated on this claim. The Company believes, based upon a review of the customer's claim and consultation with legal counsel, that the liability, if any, relating to this claim would not have a material adverse effect on its results of operations or its financial position.


ITEM 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 1995.

Executive Officers of the Registrant Who Are Not Directors
In addition to the executive officers who are also directors of the Company, there is the following executive officer who is not a director:
Name                   Age      Position
John W. Ballard, III    37      Chief Financial Officer, Chief Operating
                                Officer, President of BR,
				                            Vice President and General Manager of TCI

Mr. John W. Ballard, III joined TCI in 1988 serving in numerous capacities in the Engineering and Administration Departments of the Information Systems Division. In 1990, Mr. Ballard, III was appointed Deputy General Manager and later was appointed Vice President and General Manager of the Information Systems Division of TCI. In 1992, Mr. Ballard, III was appointed as President of BR Communications. In 1993, Mr. Ballard, III was appointed Chief Financial Officer, Chief Operating Officer, and Vice President and General Manager of TCI. Mr. Ballard, III is the son of John W. Ballard,
President and CEO of the Company.

PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Company's common stock is traded over-the-counter on the National Market System and quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ Symbol TCII).
The following table sets forth the high and low sales price as reported on the Over-the-Counter National Market System.


	               	Fiscal 1995     Fiscal 1994
Quarter Ended   High    Low     High    Low
December 31     $4.50   $4.00   $4.00   $2.25
March 31        5.88    4.13    4.75    3.38
June 30 7.38    5.13    4.38    3.75
September 30    9.88    6.25    4.38    3.75


As of September 30, 1995, there were 607 stockholders of record. The Company has not paid any cash dividends on its common stock since inception, and the Company presently intends to reinvest any earnings in the business.

ITEM 6 - Selected Financial Data
The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements included elsewhere herein.

Data for the Five Years Ended September 30, 1995
(In thousands, except per share amounts)

                                           						1995    1994    1993    1992    1991
Statement of Operations Data:
Revenues                                        $29,354 $25,562 $28,258 $62,443 $57,392
Operating Costs and Expenses:
     Cost of revenues                            18,672  15,798  22,613  51,998  44,195
     Marketing, general and administrative       10,348   9,555  10,110  12,060  13,029
     Write-off of goodwill                            0       0   5,462       0       0
Income (loss) from operations                       334     209  (9,927) (1,615)    168
Investment income, net                            1,072     691     338   1,781     450
Income (loss) before provision (credit)
     for income taxes                             1,406     900  (9,589)    166     618
Income (loss) before change in accounting
     for income taxes and extraordinary item      1,311     756  (8,322)    237     538
Change in accounting for income taxes
     (SFAS 109)                                       0   1,511       0       0       0
Extraordinary tax credit                              0       0       0     360       0
Net income (loss)                                 1,311   2,267  (8,322)    597     538

Per Share:
Income (loss) before change in accounting
     for income taxes and extraordinary item        .39     .23   (2.44)    .07     .17
Change in accounting for income taxes
     (SFAS 109)                                       0     .45       0       0       0
Net income (loss)                                   .39     .68   (2.44)    .18     .17

Shares used in per share
     computations                                 3,400   3,335   3,417   3,315   3,255

Balance Sheet Data:
Working Capital                                 $23,172 $22,098 $19,355 $19,833 $19,141
Total Assets                                     32,373  33,241  33,895  47,728  50,872
Stockholders' Equity                             24,855  24,072  22,620  30,840  29,797

Quarterly Financial Data for the Two Years Ended September 30, 1995 (Unaudited) Since revenues are generally recognized on a percentage of completion basis, which is based upon total direct and indirect costs incurred, there may be fluctuations in the Company's quarterly results. These fluctuations can result from uneven flow of incoming material and revisions to cost estimates on long-term contracts.


		     (In thousands, except per share amounts)


	              	       Fourth    Third     Second    First
		                     Quarter   Quarter   Quarter   Quarter
Fiscal 1995
Revenues               $7,270    $8,364    $6,881    $6,839
Gross profit            2,685     2,654     2,427     2,916
Net income                332       277       302       400
Net income per share      .10       .08       .09       .12


Fiscal 1994
Revenues               $5,263    $8,612    $5,705    $5,982
Gross profit            2,326     2,577     2,614     2,248
Net income                220       262        96     1,689
Net income per share      .07       .08       .03       .49*


* Includes cumulative effect of adopting SFAS No. 109. The one time effect of this adoption is an increase in income of $1,511,000 ($.44 per share) in the first quarter of fiscal year 1994

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview
The Company's business has been effected by the end of the Cold War, which diminished the worldwide market for high-power, short-wave and medium-wave broadcasting facilities. The Company believes that the United States intelligence community is adjusting its focus from the ex-Soviet Union to a much wider and diverse population of threats. Because of this shift in focus from Cold War driven planning, the Company expects that large, long duration U.S. Government programs in defense intelligence and broadcasting will not return and that revenues from such contracts will continue to constitute a smaller percentage of total revenues in future periods. The Company believes the long-term market for ultra-reliable HF communication systems will be predominantly overseas. The Company intends to pursue smaller projects, largely overseas, with a strong component of proprietary Company products and software. The Company also intends to diversify into non-defense, commercial sources of revenue.

With regard to its diversification efforts, the Company will continue to pursue at least three areas of product and market development during the next two to three years. The first two areas identified for diversification relate directly to proprietary elements of frequency management technology for use in commercial aviation and maritime communications applications. The third area of diversification leverages the direction finding technology developed by TCI principally for military applications into a world-wide market for similar radio spectrum monitoring and surveillance equipment. These systems are used by national regulatory agencies, similar to the Federal Communications Commission ("FCC") to maintain order and discipline in the radio spectrum. During fiscal 1995, teamed with the Hewlett Packard Company, the Company achieved its first diversification success as it won a contract to supply radio spectrum monitoring and surveillance equipment to a foreign customer due to be delivered in early 1997.

During the last two years the Company has expended approximately $1,200,000 on related research and development efforts for all three of its product and market diversification efforts. All costs for such product development are presently funded internally and are expensed as incurred. While the Company has remained profitable during the period of this investment, the Company expects that the future costs of these development efforts may be significant enough to generate a loss from operations in both fiscal 1996 and 1997. While marketable products are not expected to be ready before fiscal 1996 or 1997, at the earliest, internal investment will continue on each of these commercial efforts until either successful product introduction is achieved or it is determined that a viable market does not exist for these communications products.

The Company's funded backlog as of September 30, 1995 was approximately $26 million, compared to approximately $21 million as of September 30, 1994.
The following table sets forth the total backlog, which includes the value of unexercised options (on U.S. Government contracts) which the Company believed were likely to be exercised, for the periods indicated (in thousands):

	               	    As of September 30,
              		 1995      1994      1993

Backlog        $36,000    $28,000   $23,000


Of the total $36 million total backlog at 1995 fiscal year end, approximately $25 million is expected to be recognized as revenue prior to September 30, 1996. Most contracts are, by their nature, subject to termination for reasons of cause or default, and on occasion, can be terminated for reasons beyond the control of the Company.

The three-year trend of progressive increases to the total backlog is a reflection of the Company's recent success in stabilizing its existing product business base. Of the $36,000 total backlog reported at fiscal
1995 year end, approximately $5,000,000 is associated with the Company's first diversification success in the form of a contract award for the supply of a spectrum monitoring and compliance system for a certain foreign customer. Future growth in revenues and backlog is largely contingent on the ability of the Company to successfully execute its plans for product and market diversification.

Results of Operations
As an aid to understanding the Company's consolidated operating results, the following table indicates the percentage relationships of income and expense items for each of the last three fiscal years.


Percentage of Revenues
Years Ended September 30,

                                   					       1995         1994         1993

Revenues                                      100.0%        100.0%      100.0%
Operating Costs and Expenses:
	Cost of revenues                              63.6          61.8        80.0
	Marketing, general and administrative         35.3          37.4        35.8
	Write-off of goodwill                            0             0        19.3
Income (loss) from operations                   1.1           0.8       (35.1)
Investment income, net                          3.7           2.7         1.2
Income (loss) before provision
	(credit) for income taxes.                     4.8           3.5       (33.9)
Provision (credit) for income taxes             0.3           0.6        (4.5)
Income (loss) before change in accounting
     for income taxes and extraordinary item    4.5           3.0       (29.4)
Change in accounting for income taxes
     (SFAS 109)                                   0           5.9           0
Net income (loss)                               4.5%          8.9%      (29.4)%


The approximate revenues attributable to contracts from both domestic and overseas customers is shown below (in thousands):

                    			 1995         1994         1993

 Domestic revenues      $18,100     $13,800      $21,400
 Overseas revenues       11,200      11,800        6,900
	Total                  $29,300     $25,600      $28,300

For the first time in three years, revenues in fiscal 1995 increased from revenue levels of the previous year. This growth in revenue levels is attributable principally to increased activity in its existing product business. While overseas revenues remained at approximately the same level as fiscal 1994, due to an increase in activity within the Company's broadcast antenna systems business area, domestic revenues increased 31% over prior year levels. The Company anticipates that revenues may continue to grow modestly, particularly in the international sector, but that they will not return to the historical levels of years prior to fiscal 1993 without first achieving success with its product and market diversification efforts.

The softening in gross margins experienced during fiscal 1995 reflects a trend that is likely to continue in fiscal 1996 and one that was created by significant competitive bidding pressures to be the low-priced supplier. Absent a one-time, positive contribution to gross margins made possible by better than expected performance against certain fixed-priced contracts during the fourth quarter of fiscal 1995, the cost of revenues would have increased from 63.1% to 67.9% for the fourth quarter and from 63.6% to 64.8% for the fiscal year 1995. Fiscal year 1995 Marketing, General and Administrative ("M,G&A") costs grew approximately 8% over fiscal year 1994 levels, reflecting an increased emphasis placed on marketing related activities as well as a general increase in personnel costs. The Company anticipates quarter to quarter fluctuations in the amount of revenue recognized based upon the timing of receipt of material on its long-term contracts as well as the timing of award of foreign business, and as a result, quarter-to-quarter comparisons of revenues and profitability are not particularly meaningful.

Revenues in fiscal year 1994 declined 9.5% from fiscal 1993. Revenue from the VOA modernization program, expressed as both a prime contract from the U. S. Information Agency and a related subcontract, comprised 18%, 33% and 43% of total revenue of the Company in fiscal years 1995, 1994 and 1993, respectively. Cost of revenues decreased from 80% of revenues in fiscal year 1993 to 62% of revenues in fiscal year 1994 due to the reduction in revenue recorded on the VOA contract which did not provide any gross margin during either of the fiscal years. Fiscal year 1994 M,G&A costs declined from the prior year due to continual consolidation efforts made since fiscal year 1992. However, as a percentage of revenues, M,G&A costs increased from 36% to 37% due to the lower revenue base. The one time effect of adopting SFAS No. 109 in fiscal 1994 resulted in an increase in net income of $1,511,000, or $.45 per share.

In fiscal 1987 the Company acquired BR Communications and recorded goodwill of $7.6 million in connection with the transaction. Due to a reduction in new orders from the Department of Defense and other U.S. customers, the Company's frequency management equipment revenues had declined between fiscal 1991 and fiscal 1993. During the same period, the Company downsized BR's operations, which included reductions in its workforce and consolidating its principal operating facilities. During fiscal year 1993, the Company continued to monitor BR's operations and recoverability of the recorded investment.
In the third quarter of fiscal 1993 there were a number of adverse developments that effected the carrying value of goodwill. These developments included a significant reduction in the scope of a U.S Government procurement, the announcement of Lockheed-Martin and Motorola's production contract for the IRIDIUM global satellite network, discontinued negotiations on the license of BR's technology with an overseas customer and less than expected demand for BR's new tactical communications equipment. Based upon the Company's projected future cash flows to be received from frequency management equipment at such time, including the net cost of product commercialization, the Company determined that there had been an other than temporary decline in the recorded value of goodwill associated with the BR acquisition and wrote off the remaining $5.5 million in the third quarter of fiscal 1993.

U.S. Government contracts with anticipated low gross margins, along with anticipated continued strong competition for new U.S. Government contracts and competitive bidding pressure generally, is expected to continue to temper gross margins in fiscal 1996. To offset the expected downturn in revenues from the sale of signal collection systems, antenna systems, and special purpose communication equipment to the U.S. Government, the Company will increasingly focus on overseas sales. However, many overseas customers are also experiencing reductions to their defense equipment budgets. The Company is in the process of developing non-defense applications and repackaging its current technology for sale in commercial markets. There can be no assurance that the Company will be able to successfully develop and market non-defense applications of its technology.

Expenditures for independent research and development ("IR&D") were approximately $1,800,000, $1,500,000, and $1,200,000 in fiscal years 1995, 1994, and 1993, respectively. In addition to IR&D, a significant portion of engineering effort is customer-sponsored by both cost reimbursement and fixed-price contracts. Such engineering effort relates to the design and development of new products as well as improvements to existing products. Expenditures for customer-sponsored research, development, and engineering were approximately $3,500,000, $3,200,000, and $5,600,000 in fiscal years 1995, 1994, and 1993, respectively. Additionally, a portion of new product development work of a conceptual nature is charged to bid and proposal costs when the development has an immediate, potential customer. IR&D and bid and proposal costs are included in M,G&A expenses in the statements of operations.

Liquidity and Capital Resources
As of September 30, 1995, the Company had approximately $19 million in cash and short-term investments. At September 30, 1995, the Company had standby letters of credit outstanding of approximately $5 million, of which $1.5 million are
associated with the Voice of America ("VOA") antenna upgrade program.   The
standby letters of credit are collateralized by the Company's cash or short-term investments. See further discussion in Note 9 of the Notes to Consolidated Financial Statements. The Company currently believes that its cash and expected revenue from operations will be sufficient to fund its operations through fiscal year 1996.

A significant portion of the Company's sales is associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotments of funds, changes in governmental policies, difficulty of forecasting costs and schedules, product obsolescence, and other factors characteristic of the industry. Contracts with agencies of the U.S. Government or with prime contractors working on U.S. Government contracts contain provisions permitting termination at any time for the convenience of the Government. No assurance can be given regarding future financial results as such results are dependent upon many factors, including economic and competitive conditions, incoming order levels, shipment volume, product margins and foreign exchange rates.

The large size of certain of the Company's orders makes it possible that a single contract termination, cancellation, delay, or failure to perform could have a significant adverse effect on revenues, net income, and the cash position of the Company.

A portion of the Company's revenues are derived from governments in areas of political instability. The Company generally attempts to reduce the risks associated with such instability by requesting advance payment if appropriate, as well as letters of credit or central government guarantees. Most of the Company's overseas contracts provide for payments in U.S. dollars. However, in certain instances the Company, for competitive reasons, must accept payment in a foreign currency.

Management does not consider inflation to be a significant factor in its operations.

ITEM 8 - Financial Statements and Supplementary Data
See Index to Consolidated Financial Statements.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

PART III

ITEM 10 - Directors and Executive Officers of the Registrant
This information is included in Part I of this Report under the caption "Executive Officers of the Registrant who are not Directors" following Item 4, and/or will be included in the definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11 - Executive Compensation
This information will be included in the definitive Proxy Statement filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
This information will be included in the definitive Proxy Statement filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13 - Certain Relationships and Related Transactions
This information will be included in the definitive Proxy Statement filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.  Financial Statements and Schedules
	1.  Consolidated Financial Statements as identified in the Index on Page F-1 of this report.

	2.  Financial Statement Schedules.
In accordance with Regulation S-X, individual financial statements of the Registrant and its subsidiaries and other financial statement schedules are not included herewith because (a) they are not applicable to or required of the Registrant or (b) the information required to be set forth therein is included in the financial statements or other schedules.

B.  Reports on Form 8-K
Not applicable.

C.  Exhibits

3.1 Restated Certificate of Incorporation of TCI International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for fiscal year ended September 30, 1990.)

3.2 Bylaws of Technology for Communications International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 33-11265).)

3.3 Amendments to the Bylaws of TCI International, Inc. (Incorporated by reference to Exhibit 3.3 to the Company's Form 10-K for fiscal year ended September 30, 1988.)

3.4 Amendment to Restated Certificate of Incorporation of TCI International, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q for the quarter ended March 31, 1992.)

4.1 Rights Agreement between the Company and Bank of America, NT&SA, dated December 15, 1989 (Incorporated by reference to Exhibit A to the Company's Form 8-K filed on January 5, 1990.)

4.2 Amendment 1 to Rights Agreement between the Company and Bank of America, NT&SA. (Incorporated by reference to Exhibit 2 to the Company's Form 8, Amendment No. 1 filed on October 7, 1991.)

10.1 Amended and Restated Credit agreement between the Company and Wells Fargo Bank, National Associated. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for quarter ended June 30, 1994.)

10.2 The Company's Stock Option Plan (1981) as amended. (Incorporated by reference to Exhibit 28(a) to the Company's Registration Statement on Form S-8 filed on December 29, 1988.)

10.3 Form of Incentive Stock Option Agreement under the Company's Stock Option Plan (1981). (Incorporated by reference to Exhibit 28(b) to the Company's Registration Statement on Form S-8 filed on December 29, 1988.)

10.4 Form of Non-Qualified Stock Option Agreement under the Company's Stock Option Plan (1981). (Incorporated by reference to Exhibit 28(c) to the Company's Registration Statement on Form S-8 filed on December 29, 1988.)

10.5 The Company's Employee Stock Ownership Plan (Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on December 27, 1993.)

10.6 Amendment No. 1 to the Company's Employee Stock Ownership Plan dated as of October 1, 1992.

10.7 Plan Amendment to the Company's Employee Stock Ownership Plan dated as of January 1, 1994.

10.9 TCI's 401(k) Plan. (Incorporated by reference to Exhibit 10.21 to TCI's Form 10-K for the fiscal year ended September 30, 1986.)

10.11 Agreement and Plan of Reorganization dated August 17, 1987. (Incorporated by reference to Exhibit 3 to Schedule 13D filed on August 27, 1987.)

10.12 Agreement of Merger dated August 17, 1987. (Incorporated by reference to Exhibit 4 to Schedule 13D filed on August 27, 1987.)

10.15 Amendments la, 1b, and 2 to the TCI International, Inc. 401(k) Plan. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for fiscal year ended September 30, 1988.)

10.16 First Amendment to Credit agreement between the Company and Wells Fargo Bank, National Associated. (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for quarter ended December 31, 1994)

10.17A Second Amendment dated April 14, 1995 to Credit agreement between the Company and Wells Fargo Bank, National Associated.

10.17B Third Amendment and Addendum dated April 28, 1995 to Credit agreement between the Company and Wells Fargo Bank, National Associated.

10.17C Fourth Amendment dated September 14, 1995 to Credit agreement between the Company and Wells Fargo Bank, National Associated.

10.19 Purchase agreement dated September 17, 1993 between Technology for Communications International and Morganti International. (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for fiscal year ended September 30, 1993)

10.20 Purchase contract dated August 3, 1990 and exercised option dated August 31, 1990 between Technology for Communications International and the United States Information Agency. (Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for fiscal year ended September 30, 1990.)

10.21   Directors' Indemnification Agreements and Addendum's dated
November 29, 1990. (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for fiscal year ended September 30, 1990.)

10.23   Lease between Technology for Communications International and
Justin M. Jacobs, Jr. DBA Caspian Investments, dated May 1, 1992. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the quarter ending March 31, 1992.)

10.24 Lease between Technology for Communications International and RREEF USA FUND-II Inc. dated May 1, 1992. (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarter ending March 31, 1992.)

22      List of subsidiaries of TCI International, Inc.

23      Independent Auditors' Consent


TCI INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


	                                                 						   Page
                                                 							 Reference

Independent Auditors' Report                                F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of September 30,
  1995 and 1994                                              F-3

  Consolidated Statements of Operations for the Three Years
  Ended September 30, 1995                                   F-4

  Consolidated Statements of Stockholders' Equity for the
  Three Years Ended September 30, 1995                       F-5

  Consolidated Statements of Cash Flows for the Three Years
  Ended September 30, 1995                                   F-6

  Notes to Consolidated Financial Statements                 F-7


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of TCI International, Inc.:

We have audited the accompanying consolidated financial statements of TCI International, Inc. and its subsidiaries, listed in the accompanying Index to Consolidated Financial Statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TCI International, Inc. and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as described in Note 12 and 2, respectively, of the Consolidated Financial Statements.



DELOITTE  & TOUCHE LLP



November 22, 1995
San Jose, California


TCI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
September 30,

                                          						1995       1994

ASSETS

Current Assets:
  Cash and cash equivalents                    $ 3,598   $   8,586
  (Includes restricted cash of $2,474 in 1995, $1,008 in 1994)
  Short-term investments                        15,068      10,930
  Accounts receivable:
    Billed                                       3,529       2,686
    Unbilled                                     3,831       2,935
  Refundable income taxes                            0         739
  Inventories                                    4,282       4,901
  Prepaid expenses                                 382         490
       Total Current Assets                     30,690      31,267
Property and Equipment, net                      1,592       1,889
Other Assets                                        91          85
Total Assets                                   $32,373     $33,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $   1,900   $   2,168
  Customer deposits and billings on uncompleted
   contracts in excess of revenue recognized     1,754       2,478
  Accrued liabilities                            3,864       4,523
       Total Current Liabilities                 7,518       9,169
Commitments and Contingencies (Notes 9 and 11)       0           0
Stockholders' Equity:
  Common stock:
    Authorized - 5,000 shares, $.01 par value
    Issued - 3,281 shares in 1995
	     3,341 shares in 1994                      11,780      11,993
    Shares held in treasury at cost - 142 shares in 1995;
	     78 shares in 1994                           (634)       (311)
  Retained earnings                             13,702      12,483
  Net unrealized gain (loss)- short-term investments 7         (93)
	     Total Stockholders' Equity                24,855      24,072
Total Liabilities and Stockholders' Equity     $32,373     $33,241

See accompanying Notes to Consolidated Financial Statements.


TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts
Years Ended September 30,                 1995       1994       1993

Revenues                                $ 29,354   $ 25,562   $ 28,258
Operating Costs and Expenses:
  Cost of revenues                        18,672     15,798     22,613
  Marketing, general and administrative   10,348      9,555     10,110
  Write-off of goodwill                        0          0      5,462
					                                     29,020     25,353     38,185
Income (loss) from operations                334        209     (9,927)
Investment income, net                     1,072        691        338
Income (loss) before provision (credit)
  for income taxes                         1,406        900     (9,589)
Provision (credit) for income taxes           95        144     (1,267)
Income (loss) before change in accounting  1,311        756     (8,322)
  for income taxes
Change in accounting for income taxes
  (SFAS 109)                                   0      1,511          0
Net income (loss)                      $   1,311  $   2,267  $  (8,322)

Per Share:
Income (loss) before change in accounting
       for income taxes                   $  .39    $   .23  $   (2.44)
Net income (loss)                         $  .39    $   .68  $   (2.44)

Shares used in per share computations      3,400      3,335      3,417


See accompanying Notes to Consolidated Financial Statements


TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands

                                          						  Common                      Valuation
						                                            Stock in                    Allowance for
				                             Common Stock     Treasury        Retained    Short-term
			                            	Shares  Amount  Shares  Amount    Earnings    Investments     Total
Balances at October 1, 1992     3,407   $12,248      0       0    $18,592         0          $30,840
Issuance of common stock to ESOP   33       102      0       0          0         0              102
Net loss                            0         0      0       0     (8,322)        0           (8,322)
Balances at September 30, 1993  3,440    12,350      0       0     10,270         0           22,620
Repurchase and retirement
  of common stock                (104)     (374)     0       0        (54)        0             (428)
Repurchase of common stock for treasury
  stock                             0         0    (78) $ (311)         0         0             (311)
Stock options exercised             5        17      0       0          0         0               17
Valuation allowance for short-term
  investments                       0         0      0       0          0    $  (93)             (93)
Net income                          0         0      0       0      2,267         0            2,267
Balances at September 30, 1994  3,341    11,993    (78)   (311)    12,483       (93)          24,072
Retirement of treasury stock      (60)     (213)    60     262        (49)        0                0
Repurchase of common stock for treasury
  stock                             0         0   (164)   (764)         0         0             (764)
Stock options exercised             0         0     40     179        (43)        0              136
Valuation allowance for short-term
  investments                       0         0      0       0          0       100              100
Net income                          0         0      0       0      1,311         0            1,311
Balances at September 30, 1995  3,281   $11,780   (142) $ (634)   $13,702      $  7          $24,855


See accompanying Notes to Consolidated Financial Statements.


TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



In thousands
Year Ended September 30,                            1995       1994      1993
Cash provided by (used in):
Operations:
  Net income (loss)                               $ 1,311    $ 2,267    $(8,322)
  Reconciliation to cash provided by (used in) operations:
    Depreciation and amortization                     644        736      1,478
    Amortization  and write-off of goodwill             0          0      5,756
    (Gain) loss on properties held for resale           0       (363)       316
    Gain on sale of investments                       (32)       (82)      (125)
    Effect of change in accounting for income taxes
      (SFAS 109)                                        0     (1,511)         0
    Deferred income taxes                               0          0       (115)
  Changes in assets and liabilities:
    Accounts receivable                            (1,739)     7,324     (1,596)
    Refundable income taxes                           739         46       (785)
    Inventories                                       619        715      1,225
    Prepaid expenses and other assets                 102        (18)        24
    Accounts payable                                 (268)       699     (4,357)
    Customer deposits and billings on uncompleted
      contracts in excess of revenue recognized      (724)    (1,274)     1,561
    Accrued liabilities                              (659)      (225)    (2,600)
Cash provided by (used in) operations                  (7)     8,314     (7,540)

Investing activities:
  Purchases of property and equipment                (347)      (275)      (191)
  Purchases of short-term investments             (32,830)    (9,874)    (7,945)
  Proceeds from sale of short-term investments      2,564        689      1,724
  Proceeds from maturity of short-term investments 26,260      1,174     11,694
  Proceeds from sale of buildings                       0      1,725          0
  Other                                                 0         57        529
Cash provided by (used in) investing activities    (4,353)    (6,504)     5,811

Financing activities:
  Repurchases of common stock                        (764)      (739)         0
  Stock options exercised                             136         17          0
Cash used in financing activities                    (628)      (722)         0

Net increase (decrease) in cash and cash           (4,988)     1,088     (1,729)
  equivalents
Cash and cash equivalents at beginning of year      8,586      7,498      9,227
Cash and cash equivalents at end of year          $ 3,598    $ 8,586    $ 7,498


See accompanying Notes to Consolidated Financial Statements.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of TCI International, Inc. and its subsidiaries (collectively, the "Company"). TCI International, Inc. is a holding company engaged in the design and supply of signal collection systems, high frequency antennas, and specialized communication and frequency monitoring and management systems through its three wholly-owned subsidiaries, Technology for Communications International ("TCI"), BR Communications ("BR"), and TCI Wireless ("TCIW").
All significant intercompany balances and transactions have been eliminated.

Although for presentation purposes the Company has indicated its year end as September 30, its fiscal year actually ends on the Sunday nearest to September 30. The Company's fiscal years for 1995, 1994, and 1993 ended on October 1, October 2, and October 3, respectively.

Cash Equivalents - Cash equivalents consist of money market investments, government securities, and commercial paper purchased with an original maturity of less than 90 days. The restricted cash represents amount collateralized at the end of the fiscal year for stand-by letters of credit.

Revenue Recognition - Revenues and costs under cost-reimbursable type contracts are recognized as costs are incurred and include applicable fees. Revenues from contracts calling for delivery of standard products are recognized as the product is shipped. Revenues and costs under certain long-term fixed-price contracts are recognized on the percentage-of-completion method, based on total direct and indirect production costs incurred. Amounts in excess of agreed upon contract price for customer-directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

Risks Associated with Long-Term Contracts - A significant portion of the Company's revenue has been associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotment of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. To offset the expected downturn in revenues from the sales of signal collection systems, antenna systems, and special communications equipment to the U.S. Government, the Company will increasingly focus on overseas and commercial sales. However, many overseas customers are also experiencing reductions in their defense equipment budgets. Contracts with the U.S. Government are, by their terms, subject to termination by the U.S. Government either for its convenience or for default by the contractor. Additionally, costs incurred under U.S. Government contracts are subject to audit. Management believes the results of such audits, when conducted, will not have a material effect on the Company's financial results (see Note 7).

Research and Development Expenses - Marketing, general and administrative expenses include independent (not directly related to or funded by a customer contract) research and development costs of $1,830,000 in fiscal 1995 $1,512,000 in fiscal 1994, and $1,175,000 in fiscal 1993.

Inventories - Inventories are stated at the lower of cost (first-in, first-out basis) or market and include material, labor, and overhead.

Property and Equipment - Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:

                     			    Years
Machinery and equipment     3 - 10
Leasehold improvements      Life of lease

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Share - Net income per share is computed based on the weighted average number of common shares outstanding and common equivalent shares outstanding. Common equivalent shares consist of the dilutive effect of stock options. Net loss per share excludes common stock equivalents as the effect is anti-dilutive.

Reclassifications - Certain amounts in the 1994 balance sheet have been reclassified to conform to the 1995 presentation.

2.  Short-term Investments
Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", was issued in May 1993.
The Company adopted SFAS 115 effective October 1, 1993. Accordingly, the Company classifies its short-term investments as "available-for-sale securities" and the carrying value of such securities has been adjusted to fair
market value.   The resulting change in fair market value is reported as a separate component of stockholders' equity and is unrealized gain of $7,000 in fiscal 1995 and unrealized loss of $93,000 in fiscal 1994. Short-term investments consist of the following:

September 30,                        1995      1994
(In thousands)
Short-term investment portfolio    $ 8,913    $ 5,034
Treasury bill mutual funds           2,921      4,456
Certificates of deposit              3,234      1,440
Carrying value                     $15,068    $10,930
Market value                       $15,068    $10,930

The short-term cash management portfolio is managed by a bank which invests primarily in stocks and bonds based upon the Company's investment guidelines. The securities are of investment quality to ensure safety of principal and are selected by the bank, who has been given semi-discretionary authority to manage assets in the portfolio. The certificates of deposits all mature within one year.

Cash equivalents and short term investments totaling $4,820,000 are held by banks as collateral for outstanding stand-by letters of credit.

Investment income consists of the following:

Year ended September 30,                1995    1994    1993
(In thousands)
Dividend income                         $  0    $  0    $  2
Interest income and other              1,040     609     212
Realized gain on sale of securities       32      82     124
                            				      $1,072  $  691   $ 338


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Accounts Receivable
Accounts receivable contain amounts which are billed in accordance with the terms of the related contracts, which may allow for progress billings upon shipment, billings upon completion, or other billing arrangements. Such amounts are classified as billed accounts receivables. Unbilled accounts receivables represent revenue recognized generally under a percentage of completion basis which, based upon the terms of the related contracts are not yet billable.

Accounts receivable are presented net of progress payments and customer deposits of $6,800,000 and $12,800,000 as of September 30, 1995 and 1994, respectively.
Certain U.S. Government contracts contain a retainage provision, whereby a portion of the contract value is not paid until completion and acceptance by the customer. As of September 30, 1995 and 1994, accounts receivable included $444,000 and $882,000 of contract retentions receivable.
As of September 30, 1995, approximately $61,000 of such retainages are not expected to be collected within one year.


4.  Inventories
Inventories consist of the following:

September 30,                     1995            1994
(In thousands)
Material and component parts    $  5,171        $  4,767
Work in process                    1,570           2,676
Inventory reserves                (2,459)         (2,542)
                            				$  4,282        $  4,901

There were no significant changes in the inventory reserves in fiscal years 1995, 1994 and 1993.

5.  Property and Equipment
Property and equipment consist of the following:

September 30,                                1995            1994
(In thousands)
Machinery and equipment                   $  8,230        $  9,512
Leasehold improvements                         375             367
                                   					     8,605           9,879
Accumulated depreciation and amortization   (7,013)         (7,990)
	                                   				  $  1,592        $  1,889


6.  Goodwill
In 1987 the Company acquired BR Communications and recorded goodwill of $7.6 million in connection with the transaction. Due to a reduction in new orders from the Department of Defense (DOD) and other U.S. customers, BR's revenues declined significantly between fiscal 1991 and fiscal 1993. During the same period, the Company continued to downsize BR's operations, which included reductions in its workforce and consolidating its principal operating facilities. During fiscal year 1993, the Company continued to monitor BR's operations and recoverability of the recorded investment. In the third quarter of fiscal 1993 the Company determined that there were a number of adverse developments that effected the carrying value of goodwill. These developments included a significant reduction in the scope of a U.S
Government procurement, the announcement of Lockheed-Martin and Motorola's production contract for the IRIDIUM global satellite network, discontinued negotiations on the license of BR's technology with an overseas customer and less than expected demand for BR's new tactical communications equipment.
Based upon the Company's projected future cash flows to be received from the sales of BR equipment, including the net cost of product commercialization, the Company determined that there had been an other than temporary decline in the recorded value of goodwill associated with the BR acquisition and wrote off the remaining $5.5 million in the third quarter of fiscal 1993.


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Export Revenues and Revenues from Major Customers
Revenues were derived from sales to customers located in the following geographic areas:

Year ended September 30,        1995       1994       1993
(In thousands)
United States                 $ 18,127   $ 13,782   $ 21,680
Europe                           3,945      1,229      1,087
Middle East                      1,296      1,012        606
Africa                           1,915      4,263        165
Asia/Pacific Basin               3,746      3,677      3,396
Other                              325      1,599      1,324
                     			      $ 29,354   $ 25,562   $ 28,258

Sales under U.S. Government prime contracts and subcontracts accounted for 60%, 52%, and 69% of the Company's total revenues in 1995, 1994, and 1993, respectively of which the U.S. Government prime contracts accounted for 45%, 22%, and 64%, respectively. Revenues from contracts with the United
States Information Agency (prime contracts and subcontracts) represented 18%, 33% and 43% of the Company's total revenue for 1995, 1994, and 1993, respectively.

8.  Accrued Liabilities
Accrued liabilities consist of the following:

September 30,                               1995    1994
(In thousands)
Accrued contract costs                     $1,642  $2,837
Compensation and employee benefit plans     1,077     662
Accrued vacation                              756     649
Other                                         389     375
	                                   				   $3,864  $4,523


9.  Bank Credit Agreements
The Company has a bank credit agreement which expires on October 3, 1997 that provides a fully secured credit facility for the issuance of stand-by letters of credits. The credit facility allows the issuance of stand-by letters of credit up to $7,000,000 with expiration dates up to May 31, 1996 and a $3,000,000 sub-limit for stand-by letters of credit with expiration dates between April 1, 1996 and October 3, 1997. This credit facility is secured by the Company's cash or short-term investment portfolio.

The agreement contains certain financial covenants which, among other things, requires that the Company maintain a ratio of total debt to tangible net worth of not greater than 1.0 to 1.0 at any given time and net losses not to exceed an aggregate of $5,000,000 in fiscal years ending September 30, 1994, 1995, and 1996. At September 30, 1995, the Company was in compliance with its covenants.

At September 30, 1995, there were outstanding stand-by letters of credit of approximately $4,700,000 held as performance and payment bonds. The stand-by letters of credit expire at various dates through 1997; however, certain performance bonds are automatically renewable until canceled by the beneficiary.


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Employee Benefit Plans
The Company's operating subsidiaries make contributions to their respective Employee Stock Ownership Plans (ESOP) subject to the approval of the Board of Directors. Accrued contributions were $200,000 for fiscal 1995, $100,000
for fiscal 1994, and $100,000 for fiscal 1993.   As of September 30, 1995,
the ESOP owns 729,897 of the Company's outstanding shares.

The Company has a 401(k) Plan (the Plan) covering all employees of the Company. The Plan provides for voluntary salary reduction contributions of up to 15% of eligible participants' annual compensation. The Company makes matching contributions of up to 2% of participants' annual compensation. The
Company's contributions to the Plan were $126,000 for fiscal 1995, $64,000 for fiscal 1994, and $124,000 for fiscal 1993.

Under the Company's Stock Option Plan, options may be granted to employees at not less than fair market value at the grant date. Most options vest ratably over an eight year period and expire ten years after the date of the grant. Activity in the Company's option plan is as follows:

                                          						Shares       Option Price
Options Outstanding at September 30, 1992       552,226      $7.50 - $11.14
  Granted                                       314,500       2.25 -   3.38
  Canceled                                     (201,856)      8.41 -   9.50
Options Outstanding at September 30, 1993       664,870       2.25 -  11.14
  Granted                                        10,000       4.125
  Exercised                                      (4,900)      3.375
  Canceled                                      (90,680)      3.375 - 11.14
Options Outstanding at September 30, 1994       579,290       2.25 -  11.00
  Granted                                       303,000       4.25 -   8.75
  Exercised                                     (40,200)      3.375
  Canceled                                      (66,440)      3.375 - 11.00
Options Outstanding at September 30, 1995       775,650      $2.25 - $ 9.50


At September 30, 1995, options for 284,184 shares were exercisable at prices ranging from $2.25 to $9.50 per share and 232,885 shares were available for future grant.

Option grants for fiscal year 1995 include 60,000 shares granted to non-employee members of the Company's Board of Directors which are subject to shareholder's approval at the next annual shareholder's meeting.

11.  Commitments and Contingencies
The Company leases certain of its facilities and equipment under operating leases which expire at various dates through fiscal 2000 and require the following minimum payments:

Year Ending September 30,       Amounts
(in thousands)
1996                            $   593
1997                                577
1998                                540
1999                                450
2000                                315
                            				 $2,475

Rental expense was $601,000 in fiscal 1995, $568,000 in fiscal 1994, and $664,000 in fiscal 1993.

On December 14, 1994, the California Regional Water Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early fiscal 1995, the Regional Water Board ordered the current owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995 in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result, no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration. Being named as a PRP could result in the Company becoming subject to a subsequent final order from the Regional Water Board or a defendant in a civil lawsuit in which others might seek to recover from the Company a portion of the costs spent on investigating and cleaning up the contamination. Because there is currently no proposal to impose a final binding regulatory order on the Company, it is not possible to predict either the outcome of the current regulatory proceedings or to estimate with any certainty whether the Company will ultimately be judged to be liable for any portion of the investigation and remediation costs associated with the subject site.

During 1990, TCI received a notice from an overseas customer stating that the Company had not fulfilled certain requirements of a $6,000,000 contract.
No legal proceedings have been initiated on this claim.
The Company believes, based upon a review of the customer's claim and consultation with legal counsel, that the liability, if any, relating to this claim would not have a material adverse effect on its results of operations or its financial position.


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Income Taxes
In fiscal year 1994 the Company adopted SFAS No. 109 "Accounting for income taxes" which requires an asset and liability method of accounting for deferred income taxes. The cumulative effect of the change was the reversal of previously recorded deferred tax liabilities resulting in an increase in net income of $1,511,000 or $.45 per share.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $66,000 and $309,000 respectively, which expire through 2008. The Company also has capital loss carryforwards of approximately $3,500,000 which expire in 1996 and which may be used to reduce a future tax provision should the Company have future capital gains.

The provision for federal income taxes for the years ended September 30, 1995, 1994, and 1993, consist of the following:

Years ended September 30,           1995      1994      1993
(In thousands)
Current:
  Federal                             86      140     $ (1,151)
  State                                9        4           (5)
  Foreign                              0        0            4
                            				      95      144       (1,152)
Deferred:
  Federal                              0        0         (116)
  State                                0        0            1
				                                   0        0         (115)
Total                                 95   $  144     $ (1,267)

The effective tax rate differed from the statutory federal income tax rate due to the following:

Year ended September 30,             1995       1994       1993
Statutory federal rate                35%        35%       (35%)
State taxes, net of federal benefit    6          6          0
Amortization and write off of
  goodwill                             0          0         21
Benefit of net operating loss
  carryforward                       (36)       (23)         0
Alternative minimum tax                2          3          0
Other                                  0         (5)         1
Effective income tax expense
  (benefit) rate                       7%        16%       (13%)


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred taxes are as follows:

	                            			   September 30, 1995      September 30, 1994
						                                            (In thousands)
Deferred tax assets:
  Net operating loss carryforward          35                       533
  Long-term contracts                     347                       940
  Accruals not currently deductible     1,249                     1,383
			                                   		1,631                     2,856
Deferred tax liabilities:
  DISC earnings                             0                       143
  Differences in tax basis of property, plant
    and equipment                         140                       479
                                   					  140                       622

Valuation allowance                     1,491                     2,234

Net deferred taxes                          0                         0


Cash payments for income taxes were $25,000 in 1995. In 1993 and 1994 there were net cash receipts from income tax refund of $70,000 and $73,000, respectively.

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCI International, Inc.

Date: December 22, 1995                  By: /s/ John W. Ballard, III
                                  					     John W. Ballard, III
                                  					     Chief Financial Officer
                                  					     (Principal Financial and
                                  					     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURE                    TITLE                   DATE


   /s/ John W. Ballard   President and Director     December 22, 1995
   (John W. Ballard)    (Principal Executive Officer)

   /s/ E.M.T. Jones             Director            December 22,1995
   (E.M.T. Jones

   /s/ Hamilton W. Budge        Director            December 22, 1995
  (Hamilton W. Budge)

   /s/ Asaph H. Hall            Director            December 22, 1995
   (Asaph H. Hall)

   /s/ Arthur H. Hausman        Director            December 22, 1995
  (Arthur H. Hausman)

    /s/ Barry J. Shillito       Director            December 22, 1995
  (Barry J. Shillito)

   /s/ Alan C. Peyser           Director            December 22, 1995
  (Alan C. Peyser)

   /s/ Donald C. Cox            Director            December 22, 1995
  (Donald C. Cox)

Ref:  Form 10-K
      1995






TCI INTERNATIONAL, INC.



EXHIBIT INDEX


c
Number  Exhibit

22      List of Subsidiaries of TCI International, Inc.


23      Independent Auditors' Consent



EXHIBIT 22

LIST OF SUBSIDIARIES OF TCI INTERNATIONAL, INC.

  Technology for Communications International, a California corporation (TCI)


  BR Communications, a California corporation (BR)


  TCI  Wireless, a California corporation (TCIW)





EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statement
Nos. 33-73484, 33-26353, 33-11339, 2-98005 and 2-80875 of
TCI International, Inc. on Forms S-8 of our report dated November 22, 1995, which includes an explanatory fourth paragraph including a change in accounting for income taxes, appearing in this Annual Report on Form 10-K of TCI International, Inc. for the year ended September 30, 1995.



DELOITTE & TOUCHE LLP


San Jose, California
December 18, 1995







F-