Form 10-Q
period 1995-12-31
TCI INTERNATIONAL INC
filed 1996-02-15
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995 *

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period N/A

Commission file number:			0-10877


TCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)


	     Delaware						                     94-3026925
(State of other jurisdiction of		    		(I.R.S. Employer
 incorporation or organization)          Identification Number)

222 Caspian Drive, Sunnyvale, California			94089-1014
(Address of principal executive offices)   (Zip Code)

(408)747-6100
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of December 31, 1995, 3,142,132 shares of Common Stock were outstanding.


TCI INTERNATIONAL, INC.
PART I   FINANCIAL INFORMATION
Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, filed with the Securities and Exchange Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring nature) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three months ended December 31, 1995, are not necessarily indicative of results to be expected for the entire year ending September 30, 1996.


TCI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)



							                                     Three Months Ended
	                                               December 31
	                                           1995	         1994
Revenues	                                 $  5,926	     $  6,839
Operating costs and expenses:
  Cost of revenues	                          3,236	        3,923
  Marketing, general and administrative	     2,557	        2,678
	                                            5,793	        6,601
Income from operations	                        133	          238
Interest income, net	                          338	          188
Income before provision
    for income taxes	                          471           426
Provision for income taxes	                    137	           26

Net income 	                               $   334       	$  400

Per share:
  Net income                            	  $   .10       	$  .12
Shares used in per share
  computations				                          	3,391	       	3,237

See accompanying Notes to Condensed Consolidated Financial Statements.


TCI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)


	                                                 December 31,		  September 30,
                                         	           1995     	       1995
ASSETS

Current assets
  Cash and cash equivalents	                        $ 4,756	         $ 3,598
  (Includes restricted cash of $2,243 on Dec. 31, 1995, $2,474 on
   Sept 30, 1995)
  Short-term investments	                            13,715	          15,068
  Accounts receivable -
     Billed	                                          1,642	           3,529
     Unbilled	                                        4,018	           3,831
  Inventories	                                        4,603	           4,282
  Prepaid expenses	                                     477	             382
        Total current assets	                        29,211	          30,690
Property and equipment, net 	                         1,567	           1,592
Other assets	                                           413               91
        Total assets	                               $31,191	         $32,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable	                                 $ 1,886        	 $ 1,900
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized	          946	           1,754
  Accrued liabilities	                                3,152	           3,864
        Total current liabilities	                    5,984	           7,518

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,281 shares     	11,780          	11,780
  Retained earnings	14,033	13,702
  Valuation allowance-short -term investments	           16	               7
  Treasury shares at cost; 139 and 142 shares at
    Dec. 31, 1995 and Sept 30, 1995, respectively	     (622)            (634)
        Total stockholders' equity	                  25,207	          24,855
        Total liabilities and stockholders' equity	 $31,191	         $32,373

See accompanying Notes to Condensed Consolidated Financial Statements.



TCI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31,
(In thousands)


							                                         1995       		         1994
Cash provided by (used in):
Operations:
	Net income 	                                 $   334	              $   400
	Reconciliation to cash provided by (used in) operations:
	Depreciation	                                    130	                  153

	Changes in assets and liabilities:
	Accounts receivable                           	1,700                  	877
	Refundable income taxes	                           0	                  567
	Inventories	                                    (321)	                  34
	Prepaid expenses	                               (417)                 	(11)
	Accounts payable	                                (14)	                (133)
	Customer deposits/billing in excess of revenue 	(808)                	(514)
	Accrued liabilities	                            (713)	                (606)
Cash provided by (used in) operations	           (109)	                 767

Investing activities:
	Purchases of property and equipment            	(104)                 	(69)
	Purchases of short-term investments          	(3,220)              	(2,419)
	Proceeds from sale of short-term investments	  4,582	                    0
Cash provided by (used in) investing activities 1,258             	  (2,488)

Financing activities:
	Repurchase of common stock for treasury stock     	0	                 (278)
	Stock options exercised	                           9	                    0
Cash provided by (used in) financing activities	    9	                 (278)

Net increase (decrease)
 in cash and cash equivalents	                  1,158	               (1,999)
Cash and cash equivalents at
 beginning of period	                           3,598	                7,578
Cash and cash equivalents at end of period  	$  4,756	             $  5,579

See accompanying Notes to Condensed Consolidated Financial Statements

TCI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Inventories consist of the following (in thousands):

                                      	December 31,         	 September 30,

                                          1995                    1995


	Material and component parts	           $3,590	                 $3,336
	Work in process		                          913	                    946
	                                       	$4,503                 	$4,282


Note 2

At December 31, 1995 there were outstanding standby letters of credit of approximately $3,084,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 1997; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.


TCI INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Fiscal Quarter of 1996
Compared to First Fiscal Quarter of 1995

Revenues for the first quarter of fiscal year 1996 were $5,926,000, a decrease of approximately 13% from revenues of $6,839,000 for the same period a year ago. While period to period comparisons of revenues will continue to fluctuate, the Company expects revenues to be higher than those of the first quarter during each of the remaining quarters of fiscal year 1996.

Gross profit as a percentage of revenue for the three month period increased from 43% to 45%. The increase in gross profit as a percentage of revenue is primarily due to the timing of completion of various foreign and domestic contracts which have a range of gross profit margins associated with them. Gross profit as a percentage of revenue is expected to decline from current levels during the remaining three quarters of the fiscal year due to competitive bidding pressures the Company experienced during fiscal 1995 in its successful pursuit of its broadcast business-area related contracts in addition to the recent award of two large spectrum management system contracts which have inherently lower gross margins associated with them.

Net interest income for the first three months of fiscal year 1996 was $338,000, an increase of 80% over net interest income of $188,000 for the same period in fiscal year 1995. This increase is due to the benefit of comparatively higher interest rates.

As a result of the factors detailed above, net income for the first three months of fiscal year 1996 was $334,000 or $0.10 per share, compared to net income of $400,000 or $0.12 per share for the same period in fiscal year 1995.

The Company's total backlog at December 31, 1995 was $43 million compared to $36 million at September 30, 1995. The total funded portion of the Company's backlog at December 31, 1995 was $35 million compared to $26 million at September 30, 1995. The Company's funded backlog excludes unfunded and unexercised options which the Company believes are likely to be exercised

The results of operations for the first three months in fiscal year 1996 are not necessarily indicative of future quarterly or annual performance expectations.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Fluctuations in Operating Results

The Company's operating results may fluctuate from quarter to quarter and year to year for a number of reasons. While there is no seasonality to the Company's business, because of the Company's relative small size, combined with the longer delivery cycles of much of its long-term project-oriented business, revenues and accompanying gross margins are inherently difficult to predict. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, based on the assumption of stable performance, a relatively small revenue shortfall may cause profitability from operations to suffer. Historically, the Company has endured periods of volatility in its revenue results due to a number of factors, including shortfalls in new orders, delays in the availability of new products, delays in subcontractor provided materials and services, and delays associated with foreign construction activities. Gross margins are strongly influenced by a mix of considerations, including pressures to be the low price supplier in competitive bid solicitations, the mix of contract material and non-recurring engineering services, and the mix of newly developed and existing product sold to various customers. The Company believes these historical challenges will continue to affect its future business.

During fiscal year 1995, The Company formed a wholly-owned subsidiary, TCI Wireless, Inc. ("TCIW") to provide wireless communication services to the maritime and commercial aviation markets using proprietary equipment developed by the Company and facilities and bandwidth provided by various coast station operators around the world. The Company expects that the future cost of this and other development efforts may be significant enough to generate a loss from operations in both fiscal year 1996 and 1997.

Managing of Changing Business

As detailed in the Company's most recent Annual Report, as part of its diversification efforts the Company intends to pursue at least three areas of product and market development. The Company is in the process of adopting a business management plan that includes substantial investments in its sales and marketing organizations, increased funding of existing research and development programs, and certain investments in corporate infrastructure that will be required to support the Company's diversified objectives during the next three years. Accompanying this process are a number of risks, including a higher level of operating expenses, the difficulty of competing with companies of larger size for talented technical personnel, and the complexities of managing a changing business. There also exists the risk the Company may inaccurately estimate the viability of any one or all of its diversification efforts and as a result, may experience substantial revenue shortfalls of a size so significant as to generate losses from operations.

Risk Associated with Expansion into Additional Markets and Product
Development

The Company believes that its future success is substantially dependent on its ability to successfully develop and commercialize new products and penetrate new markets. The Company intends to pursue at least three areas of product and market development during the next two to three years. The first two areas identified for diversification relate directly to proprietary elements of frequency management technology for use in commercial aviation and maritime communication applications. The third area of diversification leverages the direction finding technology developed by the Company principally for military applications into a world-wide market for similar radio spectrum monitoring and surveillance equipment. There can be no assurance that the Company can successfully develop these or any other additional product, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. The inability of the Company to successfully develop or commercialize new products would have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

Most all of the Company's products are positioned in niche markets which include strong elements of imbedded proprietary technology. In most of these markets, the Company competes with companies of significantly larger size, many of whom have substantially greater technical, marketing, and financial resources compared to similar resources available within the Company. This type of competition has resulted in and is expected to continue to result in significant price competition.


TCI INTERNATIONAL, INC.
LIQUIDITY AND CAPITAL RESOURCES

December 31, 1995 Compared to September 30, 1995

Consolidated cash, cash equivalents and marketable securities totaled $18,471,000 at December 31, 1995, compared to $18,666,000 at September 30, 1995. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal 1996.

At December 31, 1995, the Company has standby letters of credit outstanding of approximately $3,084,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.


TCI INTERNATIONAL, INC.
PART II   OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:   			            None

b.	Reports on Form 8-K:  	    Item no. 4:   Changes in Registrant's
                                            Certifying Accountant	Report
                                            dated January 17, 1996

No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCI INTERNATIONAL, INC.
(Registrant)


/s/ John W. Ballard III

John W. Ballard III
Vice President,
Chief Financial Officer
(Duly authorized officer of
the registrant and principal
financial officer of the registrant)


Date:  February 15, 1996