Form 10-Q
period 1996-03-31
TCI INTERNATIONAL INC
filed 1996-05-15
CIK 357064

10Q Page 1


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996 *

OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

As of March 31, 1996, 3,162,132 shares of Common Stock were outstanding.


10Q Page 2

TCI INTERNATIONAL, INC.

PART I   FINANCIAL INFORMATION

Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, filed with the Securities and Exchange Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the six months ended March 31, 1996, are not necessarily indicative of results to be expected for the entire year ending September 30, 1996.


10Q Page 3

TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

                                          Three Months Ended      Six Months Ended
                                               March 31                March 31
                                          1996         1995      1996         1995
Revenues                               $  7,809    $  6,881    $13,736     $13,720
Operating costs and expenses:
  Cost of revenues                        5,210       4,454      8,447       8,377
  Marketing, general and administrative   2,559       2,421      5,116       5,098
                                          7,769       6,875     13,563      13,475
Income from operations                       40           6        173         245
Investment income, net                      343         315        681         503
Income before provision
    for income taxes                        383         321        854         748
Provision for income taxes                   23          19        160          45

Net income                             $    360    $    302    $   694     $   703

Net income, per share                  $    .11    $    .09    $   .21     $    22
Shares used in per share
  computations                            3,366       3,262      3,379       3,250

See accompanying Notes to Condensed Consolidated Financial Statements.

10Q Page 4

TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                    March 31,        September 30,
                                                      1996                1995
ASSETS

Current assets
  Cash and cash equivalents                         $  4,137           $  3,598
    (Includes restricted cash of $2,272 on Mar. 31, 1996,
      $2,474 on Sept. 30, 1995)
  Short-term investments                              19,481             15,068
  Accounts receivable -
     Billed                                            3,952              3,529
     Unbilled                                          4,337              3,831
  Inventories                                          4,857              4,282
  Prepaid expenses                                       629                382
        Total current assets                          37,393             30,690
Property and equipment, net                            1,549              1,592
Other assets                                             412                 91
        Total assets                                 $39,354            $32,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 3,030            $ 1,900
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized          7,782              1,754
  Accrued liabilities                                  2,965              3,864
        Total current liabilities                     13,777              7,518

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,281 shares       11,780             11,780
  Retained earnings                                   14,372             13,702
  Valuation allowance-short -term investments            (42)                 7
  Treasury shares at cost; 119 and 142 shares at
    Mar. 31, 1996 and Sept. 30, 1995, respectively      (533)              (634)
        Total stockholders' equity                    25,577             24,855
        Total liabilities and stockholders' equity   $39,354            $32,373


See accompanying Notes to Condensed Consolidated Financial Statements.

10Q Page 5

TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,
(In thousands)


                                                     1996                 1995

Cash provided by (used in):
Operations:
  Net income                                       $   694            $    703
  Reconciliation to cash provided by (used in) operations:
     Depreciation                                      274                 304

  Changes in assets and liabilities:
     Accounts receivable                              (929)                375
     Refundable income taxes                             0                 567
     Inventories                                      (575)               (428)
     Prepaid expenses                                 (568)                 17
     Accounts payable1,130 (648)
     Customer deposits/billing in excess of revenue  6,028              (1,348)
     Accrued liabilities                              (899)               (396)
Cash provided by (used in) operations                5,155                (854)

Investing activities:
  Purchases of property and equipment                 (232)               (179)
  Purchases of short-term investments              (13,621)             (3,449)
  Proceeds from sale of short-term investments       9,159                   0
Cash used in investing activities                   (4,694)             (3,628)

Financing activities:
  Repurchase of common stock for treasury stock          0                (681)
  Stock options exercised                               78                   0
Cash provided by (used in) financing activities         78                (681)

Net increase (decrease) in cash and cash equivalents   539              (5,163)
Cash and cash equivalents at beginning of period     3,598               7,578
Cash and cash equivalents at end of period        $  4,137            $  2,415


See accompanying Notes to Condensed Consolidated Financial Statements


10Q Page 6

TCI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Inventories consist of the following (in thousands):

                                       March 31,        September 30,
                                         1996               1995

  Material and component parts          $3,492             $3,336
  Work in process                        1,365                946
                                        $4,857             $4,282


Note 2

At March 31, 1996 there were outstanding standby letters of credit of approximately $2,832,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 1997; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.


10Q Page 7

TCI INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Fiscal Quarter of 1996
Compared to Second Fiscal Quarter of 1995

Revenues for the first six months of fiscal year 1996 were $13,736,000, compared to revenues of $13,720,000 for the same period a year ago. Revenues for the second quarter increased 14% from $6,881,000 in fiscal year 1995 to $7,809,000 in fiscal year 1996. While the general business activity for the year has increased compared to that of a year ago, variances in material flows and the timing of completion of some fixed priced, long-term contracts continue to contribute to quarter to quarter fluctuations in revenues and gross profit.

Gross profit expressed as a percentage of revenue for the fiscal 1996 six month period remained flat compared to the same period from the prior year, and decreased from 35% to 33% for the comparative second quarters. Gross profit expressed as a percentage of revenue may decline further during the remaining six months of the fiscal year due to competitive bidding pressures the Company experienced during the last 18 months in its successful pursuit of its broadcast and spectrum monitoring related contracts. Revenues from these contracts are expected to constitute substantially all of the Company's total of revenue during the remainder of the fiscal year, and as such, may serve to suppress overall profitability.

Net interest income for the first six months of fiscal year 1996 was $681,000, an increase of 35% over net interest income of $503,000 for the same period in fiscal year 1995. This increase is due to the benefit of a comparatively higher cash and short-term investment balance.

Net income for the first six months of fiscal year 1996 was $694,000 or $0.21 per share, compared to net income of $703,000 or $0.22 per share for the same period in fiscal year 1995.

The Company's total backlog at March 31, 1996 was $37 million compared to $36 million at September 30, 1995. The total funded portion of the Company's backlog at March 31, 1996 was $32 million compared to $26 million at September 30, 1995. The Company's funded backlog excludes unfunded and unexercised options which the Company believes are likely to be exercised

The results of operations for the first six months in fiscal year 1996 are not necessarily indicative of future quarterly or annual performance expectations. This report contains forward looking statements regarding future events and the future performance of the Company that involve risks and uncertainties that could cause actual results to differ materially. We refer you to the documents of the Company filed from time to time with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K, Current Reports on Form 8-K and other Quarterly Reports on Form 10-Q, which contain descriptions of certain factors that could cause actual results to differ from current expectations. See also "Factors That May Affect Future Operating Results".


10Q Page 8

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Fluctuations in Operating Results

The Company's operating results may fluctuate from quarter to quarter and year to year for a number of reasons. While there is no seasonality to the Company's business, because of the Company's relative small size, combined with the extended delivery cycles of its long-term project-oriented business, revenues and accompanying gross margins are inherently difficult to predict. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, based on the assumption of stable performance, a relatively small revenue shortfall may cause profitability from operations to suffer. Historically, the Company has endured periods of volatility in its revenue results due to a number of factors, including shortfalls in new orders, delays in the availability of new products, delays in subcontractor provided materials and services, and delays associated with foreign construction activities. Gross margins are strongly influenced by a mix of considerations, including pressures to be the low price supplier in competitive bid solicitations, the mix of contract material and non-recurring engineering services, and the mix of newly developed and existing product sold to various customers. The Company believes these historical challenges will continue to affect its future business.

During fiscal year 1995, The Company formed a wholly-owned subsidiary, TCI Wireless, Inc. ("TCIW") to provide wireless communication services to the maritime and commercial aviation markets using proprietary equipment developed by the Company and facilities and bandwidth provided by various coast station operators around the world. The Company expects that the future cost of this and other development efforts may be significant enough to generate a loss from operations in any quarter during both fiscal year 1996 and 1997.

Managing a Changing Business

As detailed in the Company's most recent Annual Report, as part of its diversification efforts the Company intends to pursue at least three areas of product and market development. The Company is in the process of adopting a business management plan that includes substantial investments in its sales and marketing organizations, increased funding of existing research and development programs, and certain investments in corporate infrastructure that will be required to support the Company's diversification objectives during the next three years. Accompanying this process are a number of risks, including a higher level of operating expenses, the difficulty of competing with companies of larger size for talented technical personnel, and the complexities of managing a changing business. There also exists the risk the Company may inaccurately estimate the viability of any one or all of its diversification efforts and as a result, may experience substantial revenue shortfalls of a size so significant as to generate losses from operations.


10Q Page 9

Risk Associated with Expansion into Additional Markets and Product
Development

The Company believes that its future success is substantially dependent on its ability to successfully develop and commercialize new products and penetrate new markets. The Company intends to pursue at least three areas of product and market development during the next three years. The first two areas relate directly to proprietary elements of frequency management technology for use in commercial aviation and maritime communication applications. The third area of diversification leverages the direction finding technology developed by the Company principally for military applications into a world-wide market for similar radio spectrum monitoring and surveillance equipment. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. The inability of the Company to successfully develop or commercialize new products would have a material adverse effect on the Company's business, financial condition and results of operations.

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


10Q Page 10

TCI INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

March 31, 1996 Compared to September 30, 1995

In the course of conducting its business, the Company normally requires advanced payments from its foreign customers. These advanced payments are typically secured by the Company's standby letter of credit or by a surety-backed bond. Because customer deposits are routinely used to satisfy the Company's working capital requirements, changes in customer deposit balances will usually be reflected as corresponding changes in cash, cash equivalents and short term investments.

In January 1996, the Company received an advance of $8,586,000 serving as a customer deposit for a significantly-sized spectrum monitoring contract. At quarter end, this advance had been reduced by revenue taken on the same contract and represented approximately 85% of the total customer deposits. As progress is made on this contract, the size of this advance will continue to be reduced accordingly. The customer deposit is available for use as working capital and is secured by the Company's surety-backed bonding facility. The payment balance due on this contract will coincide with scheduled deliveries in fiscal year 1997.

Consolidated cash, cash equivalents and marketable securities totaled $23,618,000 at March 31, 1996, compared to $18,666,000 at September 30, 1995.
The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal 1996.

At March 31, 1996, the Company has standby letters of credit outstanding of approximately $2,832,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.


10Q Page 11

TCI INTERNATIONAL, INC.

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders:

          The following matters were acted upon at the Annual Meeting of Stockholders of TCI International, Inc. on February 13, 1996.

          a. Management's nominees for directors, as set forth in the TCI International, Inc. proxy statement dated January 22, 1996 and filed with the Commission, were all elected. Votes for the directors were as follows:

                      Donald C. Cox     For         2,335,106
                                        Against       164,563
                      Alan C. Peyser    For         2,335,106
                                        Against       164,563

                 Directors whose term of office as a director continued after the meeting were John W. Ballard, Hamilton W. Budge,
                 Asaph H. Hall, and E.M.T. Jones.

          b. Proposal to approve the implementation of the 1995 Non-Employee Director Stock Option Plan was approved. 1,277,791 votes were cast in favor, 352,189 votes were cast against, 11,022 abstained and 858,667 were unvoted.

          c. A proposal to ratify the selection of KPMG Peat Marwick LLP as independent public accountants for the fiscal year ending September 30, 1996 was approved. 2,479,882 votes were cast in favor, 15,055 votes were cast against, and 4,732 abstained.

Item 6.   Exhibits and Reports on Form 8-K

a.  Exhibits:     Credit agreement between the Company and Comerica Bank -
                  California

b.  Reports on Form 8-K:     None

No other applicable items.


10Q Page 12

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


May 14, 1996
(Date)