Form 10-Q
period 1996-06-30
TCI INTERNATIONAL INC
filed 1996-08-12
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549


				 FORM 10-Q



X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996 *

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

As of June 30, 1996,  3,179,431 shares of Common Stock were outstanding.

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

The results of operations for the nine months ended June 30, 1996, are not necessarily indicative of results to be expected for the entire year ending September 30, 1996.

			   TCI INTERNATIONAL, INC.

		CONDENSED CONSOLIDATED STATEMENTS OF INCOME

		 (In thousands, except per share amounts)

					    Three Months Ended        Nine Months Ended
						  June 30                  June 30
					     1996        1995         1996         1995
Revenues                                   $  8,559    $  8,364     $22,295      $22,084
Operating costs and expenses:
  Cost of revenues                            5,623       5,710      14,070       14,087
  Marketing, general and administrative       2,932       2,627       8,049        7,725
					      8,555       8,337      22,119       21,812
Income from operations                            4          27         176          272
Investment income, net                          461         284       1,142          787
Income before provision
  for income taxes                              465         311       1,318        1,059
Provision for income taxes                      180          34         339           79

Net income                                 $    285     $   277   $     979     $    980

Net income, per share                      $    .08     $   .08   $     .29     $    .29
Shares used in per share
  computations                                3,363       3,316       3,373        3,366

See accompanying Notes to Condensed Consolidated Financial Statements.

			     TCI INTERNATIONAL, INC.

		      CONDENSED CONSOLIDATED BALANCE SHEETS
		     (In thousands, except per share amounts)
				     June 30,        September 30,
				       1996              1995
ASSETS

Current assets
  Cash and cash equivalents          $  5,617          $  3,598
     (Includes restricted cash of
     $2,300 on June 30, 1996,
     $2,474 on Sept. 30, 1995)
  Short-term investments               20,848            15,068
  Accounts receivable -
     Billed                             2,547             3,529
     Unbilled                           4,602             3,831
  Inventories                           5,608             4,282
  Prepaid expenses                        641               382
	Total current assets           39,863            30,690
Property and equipment, net             1,602             1,592
Other assets                              413                91
	Total assets                  $41,878           $32,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                   $  5,381          $  1,900
  Customer deposits and billings
  on uncompleted contracts in excess
  of revenue recognized                 7,470             1,754
  Accrued liabilities                   3,101             3,864
	Total current liabilities      15,952             7,518

Stockholders' equity:
  Common stock, par value $.01;
  authorized 5,000 shares; issued
  and outstanding 3,281 shares         11,780            11,780
  Retained earnings                    14,646            13,702
  Valuation allowance short-term
  investments                             (45)                7
  Treasury shares at cost; 102 and
  142 shares at June 30, 1996 and
  Sept. 30, 1995, respectively           (455)             (634)
	Total stockholders' equity     25,926            24,855
	Total liabilities and
	stockholders' equity          $41,878           $32,373


See accompanying Notes to Condensed Consolidated Financial Statements.

			   TCI INTERNATIONAL, INC.

	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			  Nine Months Ended June 30,
			       (In thousands)

					  1996          1995
Cash provided by (used in):
Operations:
  Net income                            $   979      $    980
  Reconciliation to cash provided
  by (used in) operations:
     Depreciation                           402           474

  Changes in assets and liabilities:
     Accounts receivable                    211          (825)
     Refundable income taxes                  0           739
     Inventories                         (1,326)         (102)
     Prepaid expenses                      (581)           79
     Accounts payable                     3,481          (262)
     Customer deposits/billing in
     excess of revenue                    5,716          (469)
     Accrued liabilities                   (763)         (511)
Cash provided by (used in) operations     8,119           103

Investing activities:
  Purchases of property and equipment      (412)         (251)
  Purchases of short-term investments   (20,758)       (5,963)
  Proceeds from sale of short-term
  investments                            14,926         1,360
Cash used in investing activities        (6,244)       (4,854)

Financing activities:
  Repurchase of common stock for
  treasury stock                              0          (707)
  Stock options exercised                   144             0
  Cash provided by (used in) financing
  activities                                144          (707)

Net increase (decrease) in cash and
cash equivalents                          2,019        (5,458)
Cash and cash equivalents at beginning
of period                                 3,598         7,578
Cash and cash equivalents at end of
period                                  $ 5,617      $  2,120


See accompanying Notes to Condensed Consolidated Financial Statements

			   TCI INTERNATIONAL, INC.


	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

Inventories consist of the following (in thousands):

				       June 30,     September 30,
					 1996          1995


     Material and component parts       $4,143        $3,336
     Work in process                     1,465           946
					$5,608        $4,282


Note 2

At June 30, 1996 there were outstanding standby letters of credit of approximately $4,156,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 1997; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

			   TCI INTERNATIONAL, INC.

		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

			    RESULTS OF OPERATIONS


			 Third Fiscal Quarter of 1996
		  Compared to Third Fiscal Quarter of 1995

Revenues for the frst nine months of fiscal year 1996 were $22,295,000, compared to revenues of $22,084,000 for the same period a year ago. Revenues for the third quarter increased 2% from $8,364,000 in fiscal year 1995 to $8,559,000 in fiscal year 1996.

Gross profit expressed as a percentage of revenue for the fiscal 1996 nine month period remained flat compared to the same period from the prior year, and increased from 32% to 34% for the comparative third quarters. Gross profits were positively influenced by better than expected performance on selected long term, fixed price contracts as well by a one time favorable adjustment to revenues of approximately $450,000 without accompanying cost of revenues made possible by the favorable settlement of long-standing indirect rate proposals with the U.S. Government on selected cost plus contracts. Without these favorable contract adjustments, gross profit expressed as a percentage of revenue would have been 27% and 34% for the quarter and year to date periods respectively. It is expected that gross profit expressed as a percentage of revenue may decline further during the balance of the fiscal year due to competitive bidding pressures the Company experienced during the last 18 months in its pursuit of its broadcast and spectrum monitoring related contracts. Revenues from these contracts are expected to constitute substantially all of the Company's total of revenue during the remainder of the fiscal year, and as such, may serve to suppress overall profitability.

Net interest income for the first nine months of fiscal year 1996 was $1,142,000, an increase of 45% over net interest income of $787,000 for the same period in fiscal year 1995. This increase is due to the benefit of a comparatively higher cash and short-term investment balance.

Net income for the first nine months of fiscal year 1996 was $979,000 or $0.29 per share, compared to net income of $980,000 or $0.29 per share for the same period in fiscal year 1995.

The Company's total backlog at June 30, 1996 was $40 million compared to $36 million at September 30, 1995. The total funded portion of the Company's backlog at June 30,1996 was $34 million compared to $26 million at September 30, 1995. The Company's funded backlog excludes unfunded and unexercised options which the Company believes are likely to be exercised.

The results of operations for the first nine months in fiscal year 1996 are not necessarily indicative of future quarterly or annual performance expectations. This report contains forward looking statements regarding future events and the future performance of the Company that involve risks and uncertainties that could cause actual results to differ materially. We refer you to the documents of the Company filed from time to time with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K, Current Reports on Form 8-K and other Quarterly Reports on Form 10-Q, which contain descriptions of certain factors that could cause actual results to differ from current expectations. See also "Factors That May Affect Future Operating Results".

	       FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Fluctuations in Operating Results

The Company's operating results may fluctuate from quarter to quarter and year to year for a number of reasons. While there is no seasonality to the Company's business, because of the Company's relative small size, combined with the extended delivery cycles of its long-term project-oriented business, revenues and accompanying gross margins are inherently difficult to predict. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, based on the assumption of stable performance, a relatively small revenue shortfall may cause profitability from operations to suffer. Historically, the Company has endured periods of volatility in its revenue results due to a number of factors, including shortfalls in new orders, delays in the availability of new products, delays in subcontractor provided materials and services, and delays associated with foreign construction activities. Gross margins are strongly influenced by a mix of considerations,including pressures to be the low price supplier in competitive bid solicitations, the mix of contract material and non-recurring engineering services, and the mix of newly developed and existing product sold to various customers. The Company believes these historical challenges will continue to affect its future business.

During fiscal year 1995, The Company formed a wholly-owned subsidiary, TCI Wireless, Inc. ("TCIW") to provide wireless communication services to the maritime and commercial aviation markets using proprietary equipment developed by the Company and facilities and bandwidth provided by various coast station operators around the world. The Company expects that the future cost of this and other development efforts may be significant enough to generate a loss from operations during any quarter between now and at least the end of fiscal 1997.

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

Risk Associated with Expansion into Additional Markets and Product Development

The Company believes that its future success is substantially dependent on its ability to successfully develop and commercialize new products and penetrate new markets. The Company intends to pursue at least three areas of product and market development during the next three years. The first area relates directly to proprietary elements of frequency management technology for use in commercial aviation and maritime communication applications. The second area relies on the Company's ability to use its expertise and knowledge in the Broadcast product area to conceive of, design, and implement propietary products for use in the overseas wireless cable TV market. The third area of diversification leverages the direction finding technology developed by the Company principally for military applications into a world-wide market for similar radio spectrum monitoring and surveillance equipment. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. The inability of the Company to successfully develop or commercialize new products or failure of such products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Conducting Business Overseas

A substantial part of the Company's revenues are derived from fixed priced contracts with foreign governmental entities. With increasing frequency, the Company finds a demand for its products in third world countries and developing nations which have an inherently more volatile and uncertain political and credit risk profile than the U.S. Government market with which the Company is accustom to conducting its business. While the Company seeks to minimize the collection risks on these contracts by normally securing significant advanced payments with the balance secured by irrevocable letters of credit, due to unforeseen credit and political risks, the Company cannot always be assured of receiving full payment for work that it has performed. Should such a default on payments owed the Company ever occur, a significant effect on earnings, cash flows and cash balances may result.

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

			    TCI INTERNATIONAL, INC.

			LIQUIDITY AND CAPITAL RESOURCES

		  June 30, 1996 Compared to September 30, 1995

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

In January 1996, the Company received an advance of $8,586,000 serving as a customer deposit for a significantly-sized spectrum monitoring contract. At quarter end, this advance had been reduced by revenue taken on the same contract and represented approximately 90% of the total customer deposits. As progress is made on this contract, the size of this advance will continue to be reduced accordingly. The customer deposit is available for use as working capital and is secured by the Company's surety-backed bonding facility. The payment balance due on this contract will coincide with scheduled deliveries in fiscal year 1997. Directly related to the execution of this foreign contract is the growth the Company has experienced in its accounts payable balances. These balances are associated with certain subcontract costs having been accrued in advance of payment being made to particular vendors.

Consolidated cash, cash equivalents and marketable securities totaled $26,465,000 at June 30, 1996, compared to $18,666,000 at September 30, 1995.
The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal 1997.

At June 30, 1996, the Company has standby letters of credit outstanding of approximately $4,156,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.

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