Form 10-K
period 1996-09-30
TCI INTERNATIONAL INC
filed 1996-12-30
CIK 357064

WASHINGTON, D.C. 20549
FORM 10-K

___X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended September 30, 1996

OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period N/A

Commission file number 0-10877

TCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

94-3026925
(IRS Employer Identification No.)

222 Caspian Drive, Sunnyvale  CA  94089  (408) 747-6100
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the
Act:
     Name of each exchange on which registered     None
     Title of each class     None

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

As of September 30, 1996, the aggregate market value of voting stock held by non-affiliates was $21,063,724.

As of September 30, 1996, the number of shares of common stock outstanding was 3,179,430.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 11, 1997 are incorporated by reference into
Part III hereof.


PART I

ITEM 1.  Business

General

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially.

TCI International, Inc. (the Company) is a holding company which has three operating subsidiaries, Technology for Communications International ("TCI"), a company incorporated in California on March
13, 1968; BR Communications ("BR"), a company incorporated in California on January 24, 1966, and; TCI
Wireless, Inc. ("TCIW") a company incorporated in California on April 28, 1995. The operating subsidiaries share resources, including facilities, management and labor. Prior to fiscal year 1994, the Company was organized into three separate operating units. In response to the forecast changes to its order trend, the Company relocated its operations and began a consolidation of its three independent operating units into its present facilities. In fiscal year 1994, the Company completed this physical consolidation and now operates under one central management structure. Unless the context indicates otherwise, the terms "Company,"
"TCI," "BR", and "TCIW" shall include their consolidated subsidiaries.

The Company manufactures and markets signal collection systems, spectrum and frequency management systems, special purpose communications systems, and antennas and related equipment for high-power broadcasting, over-the-horizon radar, and short-wave communication. The
Company's products historically have been sold primarily to U.S. and foreign government agencies, and to a lesser extent, commercial broadcast entities. See "United
States Government Contracts and Regulations."

Products

The Company's signal collection systems cover the full spectrum of radio frequencies, while the majority of the Company's antenna and frequency management products are primarily designed for operation in the HF, or "short-wave," portion of the electromagnetic spectrum (1.6 to 30 megahertz), and to the medium frequency portion of this spectrum (0.5 to 1.6 megahertz). High frequency radio signals have the special characteristic of being reflected by the earth's ionosphere and, therefore, offer an effective medium for radio communication over long distances. The Company has recently developed antennas covering frequencies up to 3000 megahertz which have applications in both signal collection and broadcasting systems.

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

Communications antennas of the type designed and manufactured by the Company are usually employed in large scale systems, such as civil shore-to-ship and land-to-air systems, as well as their tactical military counterparts. Typical Company communications antennas and related antenna systems range in price from approximately $20,000 to $300,000.

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

The Company has recently completed several turn-key FM
and TV transmitting systems comprised of both program
input equipment, transmitters, transmission lines, and
FM/TV antennas.  The company also has several bids
outstanding for additional FM and TV transmitting
systems.  Pay TV systems using cable or wireless
technologies have become increasingly popular outside
the United States, including a wireless pay TV system
which utilizes microwave transmissions to avoid the
necessity of wiring to subscribers' homes with coaxial
cables.   The Company is currently investigating ways to
add value to this growing marketplace by developing strategic relationships with current suppliers and exploring product introduction avenues with its own products.

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

The primary objectives of spectrum management systems are the following: (a) maintenance of sufficient order and discipline in the radio spectrum so that modern radio and wireless services can function; (b) frequency assignments to users; (c) licensing, invoicing and administration; (d) data base management; (e) spectrum monitoring, which includes signal intercept, identification, location and measurement; and (f) preparation and submission of reports. Traditionally, these functions have been performed manually, using stand-alone receivers, measurement instruments, and numerous forms filled out by hand. The Company provides turn-key systems which perform all tasks in an automated, integrated, seamless operation, with a minimum of operator intervention. These systems use
Company products, as well as other commercial, off the shelf equipment, integrated in a flexible configuration.
 This modular architecture allows the use of a common set of building blocks to tailor each system to the exact requirements of the customer.

The spectrum management system configuration can vary in
complexity from a single site, single position station
to a large scale multi-site network, including 5 - 15
fixed sites, plus a complimentary set of mobile
measurement vans.   Typical systems range in price
between $500,000 and $20,000,000.

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

Given the change in the world's political environment over the last five years, the Company has observed that the U.S. Government's reliance upon HF communications has decreased, with increasing reliance placed upon satellite communications. There continues to be interest in HF communications by foreign governments who can not access satellites or who place less reliance upon such communications.

The Company's frequency management systems are currently employed by the United States Army, Navy, Air Force, and
Marine Corps, as well as by the armed forces of numerous foreign nations. The price of a minimum configuration is approximately $50,000; however, the price of a typical system configuration is considerably higher.

Marketing

The Company markets its equipment and systems to U.S.
and foreign government agencies by its direct marketing force, supplemented by local representatives who are paid a commission for most foreign sales.
Communications and broadcast systems are also sold to national telephone and telegraph carriers, information services, and religious organizations. Foreign sales of signal collection systems, frequency management systems, spread spectrum communication systems, and certain antennas having specialized military applications must have the approval of the United States Department of State which limits the sales of such products to foreign markets. Such sales are subject to changes in United
States policy concerning the export of military technology.

Historically, more than 90% of the Company's overseas sales have been denominated in United States dollars.
The value of the United States dollar, relative to foreign currencies, affects the competitive position of the Company's products overseas.

See Note 6 of the Notes to Consolidated Financial
Statements for information concerning revenue attributable to export sales and individual customers.

Manufacturing

Antenna systems are generally manufactured to order from standard cable, fittings, insulators, and fasteners. In the manufacturing process, fittings are attached to antenna wires by machinery which also measures, forms, and cuts the wires to close tolerances. Antennas are packaged in pre-assembled kits, reducing installation time and cost, and increasing reliability.

Signal collection systems are assembled from standard computers, radio frequency switches, receivers, and specialized instruments manufactured to the Company's specifications either by the Company or by specialized vendors. After the proprietary software is incorporated into the system, it is tested in a simulated operating environment.

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

Radio spectrum monitoring systems are assembled using readily available computer equipment and specialized signal measurement equipment provided by qualified subcontractors combined with specialized equipment provided by the Company. To a significant extent, the heart of such systems lies in the proprietary software that is incorporated into the system. These systems are thoroughly tested in a simulated operating environment prior to final delivery.

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

United States Government Contracts and Regulations
Sales to the U.S. Government under prime and subcontracts accounted for 42%, 60%, and 52% of the Company's revenue in fiscal years 1996, 1995, and 1994, respectively. The Company's U.S. Government business is performed under cost-reimbursement-type contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, and cost-plus-award-fee) and under fixed-price-type contracts (firm fixed-price and fixed-price incentive). During fiscal
1996, 40% of the Company's total revenue came from U.S.
Government fixed-priced-type contracts, and 2% from U.S.
Government cost-reimbursement-type contracts, compared to 59% and 1%, respectively, in fiscal 1995 and 50% and 2%, respectively, in fiscal 1994.

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

Contracts with the United States Information Agency
("USIA") combined with subcontracts to companies with prime contracts to the USIA accounted for 23% of total revenue in fiscal 1996, 18% in fiscal 1995 and 33% in fiscal 1994. See further discussion regarding a contract with the USIA in Item 7, "Management's
Discussion and Analysis of Financial Condition and
Results of Operations."

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

The Company believes that the United States intelligence community is adjusting its focus from the ex-Soviet
Union to a much wider and diverse population of threats.
Because of this shift in focus from Cold War driven planning, the Company expects that large, long duration
U.S. Government programs in defense intelligence and broadcasting will not return and that revenue from such contracts will generally decrease as a percentage of total revenue in future periods. See Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

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

In signal collection systems, competitors include
Lockheed-Martin, TRW,  E-Systems, Loral Corporation,
Harris Corporation, Andrew Corporation, AEG Telefunken,
Siemens Plessey & Co. Ltd., Racal Communications, Rohde and Schwarz, Southwest Research Institute (SWRI),
Thomson-CSF, and Tadiran. Performance, the ability to design and produce a system for a specialized application, and price are the principal competitive determinants. Selection of a particular supplier's products for incorporation in a military signal collection system frequently limits further competition by other vendors during the program's life cycle.

Manufacturers of HF frequency management systems include, among others, Rockwell International Corp., Harris Corporation, Andrew Corporation, and Racal
Communications. Since the competitors' products tend to be less expensive, the Company must convince its customers that its equipment has sufficient performance advantages.

Competition to provide radio spectrum monitoring and compliance systems comes from, among others, Tadiran, Rohde and Schwarz, Thomson-C.S.F., Hewlett Packard and
ZETA, a division of Sierra Networks, Inc.. Similar to the Company's position in supplying signal collection systems, best value expressed as a function of performance and price are the competitive determinants in most markets. Additionally, since many of these systems are marketed in less developed countries, the ability to offer attractive financing alternatives also weighs strongly in the customer's decision making process. The Company will continue to rely on the availability of external sources of capital to meet its requirement to offer financing on these international procurements.

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

Employees

As of September 30, 1996, the Company had 168 full-time employees plus 46 temporary agencies' employees assigned to the Company. None of the employees are represented by a labor union, and the Company considers its employee relations to be good. The Company's success is dependent on its ability to retain highly-skilled personnel.

ITEM 2 - Properties
                         Floor Area (sq. ft.) Lease
                         Company              Expiration
                         Leased               Date
Sunnyvale, CA (1 building)   95,000           2000
Sunnyvale, CA (1 building)   29,000           1998
               Total        124,000

In addition, the Company leases office space in Alexandria, Virginia and in Redhill, Surrey, United
Kingdom (U.K.). The Company believes that its office space for its corporate headquarters is suitable and adequate and will meet its needs for the foreseeable future.

ITEM 3 - Legal Proceedings

On December 14, 1994, the California Regional Water
Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early 1995, the Regional Water
Board ordered the owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995 in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration. Being named as a PRP could result in the Company becoming subject to a subsequent final order from the Regional Water Board or a defendant in a civil lawsuit in which others might seek to recover from the Company a portion of the costs spent on investigating and cleaning up the contamination.
Because there is currently no proposal to impose a final binding regulatory order on the Company, it is not possible to predict either the outcome of the current regulatory proceedings or to estimate with any certainty whether the Company will ultimately be judged to be liable for any portion of the investigation and remediation costs associated with the subject site.
There have been no further developments on this issue since October 1995.

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

The Company is from time to time involved in routine litigation or threatened litigation arising from the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

ITEM 4 - Submission of Matters to a Vote of Security
Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 1996.


PART II

ITEM 5 - Market for Registrant's Common Equity and
Related Stockholder Matters

The Company's common stock is traded over-the-counter on the National Market System and quoted on the National
Association of Securities Dealers Automated Quotation
System (NASDAQ Symbol TCII). The following table sets forth the high and low closing ales price as reported on the Over-the-Counter National Market System. These prices do not include retail markups, markdowns or commissions.


                       Fiscal 1996              Fiscal 1995
Quarter Ended        High       Low            High      Low
December 31         $10.13     $7.50           $4.50    $4.00
March 31              9.00      6.38            5.88     4.13
June 30               7.63      6.50            7.38     5.13
September 30          7.50      6.13            9.88     6.25


As of September 30, 1996, there were 581 stockholders of record. The Company has not paid any cash dividends on its common stock since inception, and the Company presently intends to reinvest any earnings in the business.

ITEM 6 - Selected Financial Data

The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial
Statements included elsewhere herein.


                             Data for the Five Years Ended September 30,
                              (In thousands, except per share amounts)

                               1996     1995     1994     1993     1992
Statement of Operations Data:
Revenue                        $32,695  $29,354  $25,562  $28,258  $62,443
Operating costs and expenses:
     Cost of revenue            21,856   18,672   15,798   22,613   51,998
     Marketing, general and administrative
                                10,941   10,348    9,555   10,110   12,060
     Write-off of goodwill           0        0        0    5,462        0
Income (loss) from operations     (102)     334      209   (9,927)  (1,615)
Investment income, net           1,602    1,072      691      338    1,781
Income (loss) before provision (credit)
     for income taxes            1,500    1,406      900   (9,589)     166
Income (loss) before change in accounting
     for income taxes and extraordinary item
                                 1,056    1,311      756   (8,322)     237
Change in accounting for income taxes
     (SFAS 109)                      0        0     1,511       0        0
Extraordinary tax credit             0        0         0       0      360
Net income (loss)                1,056    1,311     2,267  (8,322)     597

Per share:
Income (loss) before change in accounting
     for income taxes and extraordinary item
                                   .31      .39       .23   (2.44)     .07
Change in accounting for income taxes
     (SFAS 109)                      0        0       .45       0        0
Net income (loss)                  .31      .39       .68   (2.44)     .18

Shares used in per share
     computations                3,366    3,400     3,335   3,417    3,315

Balance Sheet Data:
Working capital                $22,246  $23,172   $22,098 $19,355  $19,833
Total assets                    39,192   32,373    33,241  33,895   47,728
Stockholders' equity            26,014   24,855    24,072  22,620   30,840

Quarterly Financial Data for the Two Years Ended
September 30, 1996

Since revenue are generally recognized on a percentage of completion basis, which is based upon total direct and indirect costs incurred, there may be fluctuations in the Company's quarterly results. These fluctuations can result from uneven flow of incoming material and revisions to cost estimates on long-term contracts.

                         (In thousands, except per share amounts)

                         Fourth    Third      Second    First
                         Quarter   Quarter    Quarter   Quarter
Fiscal 1996
Revenue                  $10,400   $8,559     $7,809    $5,927
Gross profit               2,614    2,936      2,599     2,690
Net income                    77      285        360       334
Net income per share         .02      .08        .11       .10

Fiscal 1995
Revenue                   $7,270   $8,364     $6,881    $6,839
Gross profit               2,685    2,654      2,427     2,916
Net income                   332      277        302       400
Net income per share         .10      .08        .09       .12


ITEM 7 - Management's Discussion and Analysis of
Financial Condition and Results of Operation

Overview

Since 1992, the Company believes its business has been affected by the end of the Cold War, which permanently eroded the market demand for many of the Company's traditional products. The Company believes that the United States intelligence community is adjusting its focus from the ex-Soviet Union to a much wider and diverse population of threats. Because of this shift in focus from Cold War driven planning, the Company expects that large, long duration U.S. government programs in defense intelligence and broadcasting will not return and that revenue from such contracts will generally constitute a smaller percentage of total revenue in future periods. Similarly, the Company believes the long-term market for ultra-reliable HF communication systems will continue to diminish and will in the future be limited to predominantly overseas markets. As a result, the Company is in many cases forced to pursue smaller, overseas projects with a strong component of proprietary Company products and software. The Company also intends to leverage its expertise in RF technology applications and its ability to conduct business in foreign markets by pursuing outside technology and business acquisitions which complement various characteristics of its existing core businesses. There can be no assurance that the company will be successful in implementing this diversification strategy.

Recently, the Company's diversification efforts have focused on three significant areas. The first two areas relate directly to proprietary elements of frequency management technology for use in commercial aviation and maritime communications applications. The third area of diversification leverages the direction finding technology developed by TCI principally for military applications into a world-wide market for similar radio spectrum monitoring and surveillance equipment. These systems are used by national regulatory agencies, similar to the Federal Communications Commission ("FCC") to maintain order and discipline in the radio spectrum.

Recently, the Company determined that certain attributes of the maritime communications market, including an assessment that an ever-growing, overabundance of satellite communications capacity is coming on line and as a result, introduction of a world-wide, maritime communications network using proprietary elements of the Company's HF radio technology is not economically viable at the present time. It has consequently decided to halt the expenditure of development funds in this area.
While limited efforts continue to be made to find proprietary avenues for the use of the Company's equipment in the commercial aviation market, any resultant suitable market for the Company's products in this particular application is not expected to be large enough to materially affect future operating results.

During fiscal 1995, teamed with the Hewlett Packard
Company, the Company achieved its first diversification success as it won a contract to supply radio spectrum monitoring and surveillance equipment to a foreign customer due to be delivered in early 1997. In early fiscal 1996, again teamed with the Hewlett Packard
Company, the Company won its second significant radio spectrum monitoring and surveillance contract. In an effort to increase both its market share and the gross margins available, the Company plans to continue to make investments in its related product line so as to increase its relative content and value-added component.

During the last three years the Company has expended approximately $2,800,000 on research and development efforts related to its product and market diversification efforts. All costs for such product development are presently funded internally and are expensed as incurred. While the Company has remained profitable during the period of this investment, the Company expects that the future costs of these and other efforts including potential acquisitions may be significant enough to generate a loss from operations in both fiscal 1997 and 1998. While marketable products are not expected to be ready before fiscal 1998, at the earliest, the investment of money and personnel will continue on each of the commercial efforts until either successful product introduction is achieved or it is determined that a viable market does not exist for these products.

The Company's funded backlog as of September 30, 1996 was approximately $30 million, compared to approximately
$26 million as of September 30, 1995. The following table sets forth the total backlog, which includes the value of unexercised options (on U.S. Government contracts) which the Company believed were likely to be exercised, for the periods indicated (in thousands):

                  As of September 30,
            1996        1995        1994

Backlog    $35,000     $36,000     $28,000


Of the $35 million backlog at 1996 fiscal year end, approximately $30 million is expected to be recognized as revenue prior to September 30, 1997. Most contracts are, by their nature, subject to termination for reasons of cause or default, and on occasion, can be terminated for reasons beyond the control of the Company.

The three-year trend of relative stability in the total backlog is a reflection of the Company's success in replacing diminishing sales from its traditional businesses with opportunities in the radio monitoring and spectrum compliance business area. Of the $35,000,000 total backlog reported at fiscal 1996 year end, approximately $11,000,000 is associated with the Company's first diversification success in the form of two contract awards for the supply of spectrum monitoring and compliance systems for two foreign customers. Future growth in revenue and backlog is largely contingent on the ability of the Company to successfully execute its plans for product and market diversification.

Results of Operations

As an aid to understanding the Company's consolidated operating results, the following table indicates the percentage relationships of income and expense items for each of the last three fiscal years.



                                           Percentage of Revenue
                                          Years Ended September 30,
                                         1996        1995        1994
Revenue                                  100.0%       100.0%      100.0%
Operating costs and expenses:
  Cost of revenue                         66.8         63.6        61.8
  Marketing, general and administrative   33.5         35.3        37.4
Income (loss) from operations             (0.3)         1.1         0.8
Investment income, net                     4.9          3.7         2.7
Income before provision
  for income taxes                         4.6          4.8         3.5
Provision for income taxes                 1.4          0.3         0.6
Income before change in accounting
     for income taxes                      3.2          4.5         3.0
Change in accounting for income taxes     (SFAS 109)                              0            0         5.9
Net income                                 3.2%         4.5%        8.9%



The approximate revenue attributable to contracts from
both domestic and overseas customers is shown below (in
thousands):
                        1996      1995      1994

Domestic revenue       $15,000   $18,100   $13,800
Overseas revenue        17,700    11,200    11,800
  Total                $32,700   $29,300   $25,600


In fiscal 1996, largely due to the Company's diversification success in the radio monitoring and spectrum compliance market, revenue continued its two year trend of growth from levels of the previous year.
Because more than 27% of fiscal 1996 revenue came from radio and spectrum compliance programs, substantially all of the Company's revenue growth can be seen to have come from its diversification efforts which have been focused entirely overseas. More specifically, revenue from one commercial contract in the radio monitoring and spectrum compliance business area represented 19% of the total revenue in fiscal 1996. The Company anticipates that revenue may continue to grow modestly, particularly in the international sector, but that it will not return to the historical levels of years prior to fiscal 1993 without the Company first achieving additional and broad-based success with product and market diversification efforts.

Because the Company has experienced significant competitive bidding pressures to be the low-priced supplier in its broadcast and spectrum management system product lines during the last two years, the reduction in gross margins initially seen in fiscal 1995 continued during fiscal 1996. Because the Company expects to execute a significant portion of this backlog during fiscal 1997, margins expressed as a percentage of revenue are not expected to improve until such time as new products are introduced which gain acceptance from customers in the form of new contracts. In fiscal 1996, Marketing, General and Administrative ("M,G&A") costs increased 6% over previous year levels. This increase reflects an added emphasis placed on marketing related activities as well as a general increase in personnel costs. The Company anticipates quarter to quarter fluctuations in the amount of revenue recognized based upon the timing of receipt of material on its long-term contracts as well as the timing of award of foreign business, and as a result, quarter-to-quarter comparisons of revenue and profitability are not particularly meaningful.

The growth in 1995 revenue over that recognized in fiscal 1994 is attributable principally to increased activity in its existing core product businesses. While fiscal 1995 overseas revenue remained at approximately the same level as fiscal 1994, domestic revenue increased 31% over prior year levels due to an increase in activity within the Company's broadcast antenna systems business area. Due to forces similar to those experienced in fiscal 1996, fiscal 1995 M,G&A costs grew approximately 8% over fiscal 1994 levels.

The one time effect of adopting SFAS No. 109 in fiscal
1994 resulted in an increase in net income of $1,511,000, or $.45 per share during the same year.
Excluding this one-time adjustment, net income would have been 3% of revenue.

Over the recent three year period, the Company has successfully minimized its payment of income taxes by offsetting these liabilities with a net operating loss carryforward ("NOL") originally generated in fiscal
1993. As a result, the effective tax rate incurred by the Company in fiscal 1996, 1995, and 1994 was 30%, 7%, and 16% respectively. At the end of fiscal 1996, the Company had approximately $190,000 of NOL remaining which to the extent it is able to generate profits the Company intends to use the remaining NOL to offset tax liabilities in future fiscal years. If the Company is unable to generate profits against which the NOL would be utilized to offset a corresponding tax liability, the current NOL would expire in 2008. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of consistent earnings history for the Company.

Expenditures for independent research and development
("IR&D") were approximately $2,000,000, $1,800,000, and
$1,500,000 in fiscal 1996, 1995, and 1994, respectively.
In addition to IR&D, a significant portion of engineering effort is customer-sponsored by both cost reimbursement and fixed-price contracts. Such engineering effort relates to the design and development of new products as well as improvements to existing products. Expenditures for customer-sponsored research, development, and engineering were approximately
$4,200,000, $3,500,000 and $3,200,000 in fiscal 1996,
1995, and 1994, respectively. Additionally, a portion of new product development work of a conceptual nature is charged to bid and proposal costs when the development has an immediate, potential customer. IR&D and bid and proposal costs are included in M,G&A expenses in the statements of operations.

During the past three years, a substantial part of the Company's net income has been derived from interest income from its various investments. Because the Company plans to expend significant funds on its product and market diversification efforts, and because the precise timing of payments due on existing contracts and the receipt of down payments on new contracts is difficult to predict, the Company believes investment income may decline and may not return to current levels until such time as the Company begins generating positive cash flows from its diversification activities.

Factors That May Affect Future Operating Results

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Fluctuations in Operating Results

The Company's operating results may fluctuate from quarter to quarter and year to year for a number of reasons. While there is no seasonality to the Company's business, because of the Company's relative small size, combined with the extended delivery cycles of its long-term project-oriented business, revenue and accompanying gross margins are inherently difficult to predict.
Because the Company plans its operating expenses, many of which are relatively fixed in the short term, based on the assumption of stable performance, a relatively small revenue shortfall may cause profitability from operations to suffer. Historically, the Company has endured periods of volatility in its revenue results due to a number of factors, including shortfalls in new orders, delays in the availability of new products, delays in subcontractor provided materials and services, and delays associated with foreign construction activities. Gross margins are strongly influenced by a mix of considerations, including pressures to be the low price supplier in competitive bid solicitations, the mix of contract material and non-recurring engineering services, and the mix of newly developed and existing product sold to various customers. The Company believes these historical challenges will continue to affect its future business.

During fiscal 1995, the Company formed a wholly-owned subsidiary, TCIW, to provide wireless communication services to the maritime and commercial aviation markets using proprietary equipment developed by the Company and facilities and bandwidth provided by various coast station operators around the world. Since its formation, the Company has determined that an opportunity to provide a world-wide maritime communications network using elements of its proprietary products is not economically viable at the present time, and as a result, has ceased expenditures on this activity. The Company intends, however, to leverage its expertise in RF technology applications and its ability to conduct business in foreign markets by pursuing outside technology and business acquisitions which complement various characteristics of its existing core businesses. The Company expects that the future cost of this product diversification strategy may be significant enough to generate a loss from operations during any quarter between now and at least the end of fiscal 1998.

Managing a Changing Business

The Company is in the process of adopting a business management plan that includes substantial investments in its sales and marketing organizations, increased funding of existing internal research and development programs, and certain investments in corporate infrastructure that will be required to support the Company's diversification objectives during the next three years.
Accompanying this process are a number of risks, including a higher level of operating expenses, the difficulty of competing with companies of larger size for talented technical personnel, and the complexities of managing a changing business. There also exists the risk the Company may inaccurately estimate the viability of any one or all of its diversification efforts and as a result, may experience substantial revenue shortfalls of a size so significant as to generate losses from operations.

Risk Associated with Expansion into Additional Markets and Product Development

The Company believes that its future success is substantially dependent on its ability to successfully acquire, develop and commercialize new products and penetrate new markets. In addition to the Company's ongoing efforts to diversify its product offerings within its core businesses such as the spectrum management system business, the Company intends to pursue a diverse, but focused product and market development initiative during the next three years. The
Company believes that its general knowledge of RF technology and its related applications combined with its proven ability to conduct business in overseas markets can be exploited to return the Company to an aggressive growth posture. While not strictly limited to these product areas, the Company is currently pursuing various rural communication and telephony applications using its proprietary technology, certain transmitter product initiatives in the FM, TV and wireless cable TV markets which compliment the Company's antenna expertise, and certain RF technologies with potential application in the markets of tracking various kinds of assets in indoor and outdoor settings. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. Should the Company expend funds to acquire outside entities or technology, there can be no assurance that sufficient returns will be realized to offset these investments.
The inability of the Company to successfully develop or commercialize new products or failure of such products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Conducting Business Overseas
A substantial part of the Company's revenue are derived from fixed priced contracts with foreign governmental entities. With increasing frequency, the Company finds a demand for its products in third world countries and developing nations which have an inherently more volatile and uncertain political and credit risk profile than the U.S. Government market with which the Company is accustom to conducting its business. While the Company seeks to minimize the collection risks on these contracts by normally securing significant advanced payments with the balance secured by irrevocable letters of credit, the Company cannot always be assured of receiving full payment for work that it has performed due to unforeseen credit and political risks . Should such a default on payments owed the Company ever occur, a significant effect on earnings, cash flows and cash balances may result.

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

Liquidity and Capital Resources

As of September 30, 1996, the Company had approximately
$25 million in cash, short-term investments and long
term investment.  At September 30, 1996, the Company had
standby letters of credit outstanding of approximately
$4.4 million.   These standby letters of credit are
collateralized by the Company's cash or short-term investments. See further discussion in Note 8 of the Notes to Consolidated Financial Statements. The fiscal
1996 year end accounts payable balance is approximately three times the balance at fiscal year end 1995. The growth in this balance is attributable almost entirely to obligations the Company has accrued, but not yet paid to subcontractors on its spectrum monitoring business.
As the Company completes its obligations on these contracts, the payables and cash or cash equivalents balances are expected to return to levels more consistent with those experienced prior to fiscal 1996.
The Company currently believes that its cash and expected cash flow from operations will be sufficient to fund its operations through fiscal 1997.

A significant portion of the Company's sales is associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotments of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. Contracts with agencies of the U.S.
Government or with prime contractors working on U.S.
Government contracts contain provisions permitting termination at any time for the convenience of the Government. No assurance can be given regarding future financial results as such results are dependent upon many factors, including economic and competitive conditions, incoming order levels, shipment volume, product margins and foreign exchange rates.

The large size of certain of the Company's orders makes it possible that a single contract termination, cancellation, delay, or failure to perform could have a significant adverse effect on revenue, results of operations, and the cash position of the Company.

A portion of the Company's revenue are derived from governments in areas of political instability. The
Company generally attempts to reduce the risks associated with such instability by requesting advance payment if appropriate, as well as letters of credit or central government guarantees. Most of the Company's overseas contracts provide for payments in U.S. dollars.
However, in certain instances the Company, for competitive reasons, must accept payment in a foreign currency.

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

B.  Reports on Form 8-K

Not applicable.

C.  Exhibits

3.1  Restated Certificate of Incorporation of TCI
International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for fiscal year ended September 30, 1990; commission file number
0-10877)

3.2  Bylaws of Technology for Communications
International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
Form S-4 No. 33-11265)

3.3  Amendments to the Bylaws of TCI International, Inc.
(Incorporated by reference to Exhibit 3.3 to the Company's Form 10-K for fiscal year ended September 30,
1988; commission file number 0-10877)

3.4 Amendment to Restated Certificate of Incorporation of TCI International, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q for the quarter ended March 31, 1992; commission file number
0-10877)

4.1  Rights Agreement between the Company and Bank of
America, NT&SA, dated December 15, 1989 	(Incorporated
by reference to Exhibit 1 to the Company's Form 8-K dated January 5, 1990; commission file number 0-10877)

4.2  First Amendment to Rights Agreement between the
Company and Bank of America, NT&SA. (Incorporated by reference to Exhibit 2 to the Company's Form 8,
Amendment No. 1 dated October 7, 1991; commission file number 0-10877)

10.1 Amended and Restated Credit agreement between the Company and Wells Fargo Bank, National Associated.
(Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for quarter ended June 30, 1994;
commission file number 0-10877)

10.2 First Amendment to Credit agreement between the Company and Wells Fargo Bank, National Associated.
(Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for quarter ended
December 31, 1994; commission file number 0-10877)

10.3 Second Amendment dated April 14, 1995 to Credit agreement between the Company and Wells Fargo Bank, National Associated. (Incorporated by reference to Exhibit 10.17a to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number
0-10877)

10.4 Third Amendment and Addendum dated April 28, 1995 to Credit agreement between the Company and Wells Fargo
Bank, National Associated. (Incorporated by reference to
Exhibit 10.17b to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number
0-10877)

10.5  Fourth Amendment dated September 14, 1995 to
Credit agreement between the Company and Wells Fargo
Bank, National Associated. (Incorporated by reference to
Exhibit 10.17c to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number
0-10877)

10.6  The Company's Stock Option Plan (1981) as amended.
(Incorporated by reference to Exhibit 28(a) to the Company's Registration Statement on Form S-8 No.
33-11339 filed on December 29, 1988.)

10.7  Form of Incentive Stock Option Agreement under the
Company's Stock Option Plan (1981). (Incorporated by reference to Exhibit 28(b) to the Company's Registration
Statement on Form S-8 No. 33-11339 filed on
December 29, 1988.)

10.8 Form of Non-Qualified Stock Option Agreement under the Company's Stock Option Plan (1981). (Incorporated by reference to Exhibit 28(c) to the Company's Registration
Statement on Form S-8 No. 33-11339 filed on
December 29, 1988.)

10.9  The Company's Employee Stock Ownership Plan
(Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 No.
3-73484 filed on December 27, 1993.)

10.10  Amendment No. 1 to the Company's Employee Stock
Ownership Plan dated as of October 1, 1992.(Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number 0-10877)

10.11  Plan Amendment to the Company's Employee Stock
Ownership Plan dated as of January 1, 1994.(Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number 0-10877)

10.12  TCI's 401(k) Plan.  (Incorporated by reference to
Exhibit 10.21 to TCI's Form 10-K for the fiscal year ended September 30, 1986; commission file number
0-10877)

10.13  Amendments la, 1b, and 2 to the TCI
International, Inc. 401(k) Plan. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for fiscal year ended September 30, 1988; commission file number 0-10877)

10.14  Directors' Indemnification Agreements and
Addendum's dated November 29, 1990. (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for fiscal year ended September 30, 1990; commission file number 0-10877)

10.15  Lease between Technology for Communications
International and Justin M. Jacobs, Jr. DBA Caspian
Investments, dated May 1, 1992. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the quarter ending March 31, 1992; commission file number 0-10877)

10.16  Lease between Technology for Communications
International and RREEF USA FUND-II Inc. dated
May 1, 1992.  (Incorporated by reference to Exhibit
10.24 to the Company's Form 10-Q for the quarter ending
March 31, 1992; commission file number 0-10877)

10.17 Purchase agreement dated December 28, 1995 between Technology for Communications International and Ministry of Communications, The Communications Fund,
Colombia.

22  List of subsidiaries of TCI International, Inc.

23.1  Consent of KPMG Peat Marwick LLP

23.2  Consent of Deloitte & Touche LLP



TCI INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                          Page
                                        Reference

Report of KPMG Peat Marwick LLP           F-2

Report of Deloitte & Touche LLP           F-3

Consolidated Financial Statements:

  Consolidated Balance Sheets as
of September 30,1996 and 1995             F-4

  Consolidated Statements of
Operations for the Three Years Ended
September 30, 1996                        F-5

  Consolidated Statements of
Stockholders' Equity for the Three
Years Ended September 30, 1996            F-6

  Consolidated Statements of Cash
Flows for the Three Years
Ended September 30, 1996                  F-7

  Notes to Consolidated Financial
Statements                                F-8



REPORT OF KPMG PEAT MARWICK LLP


To the Stockholders and Board of Directors of TCI
International, Inc.:


We have audited the accompanying consolidated balance sheet of TCI International, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI
International, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP




November 8, 1996
Palo Alto, California



REPORT OF DELOITTE & TOUCHE LLP


To the Stockholders and Board of Directors of TCI
International, Inc.:



We have audited the consolidated balance sheet of TCI
International, Inc. and its subsidiaries as of September
30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TCI International, Inc. and its subsidiaries at September 30, 1995, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes," and Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as described in Note 11 and 2, respectively, of the Consolidated Financial
Statements.



Deloitte & Touche LLP



November 22, 1995
San Jose, California



TCI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
September 30,                          1996              1995

ASSETS
Current assets:
    Cash and cash equivalents        $  7,249         $   3,598
    (Includes restricted cash of $1,896 in 1996, $2,474 in 1995)
    Short-term investments             15,529            15,068
    Accounts receivable:
      Billed                            1,922             3,529
      Unbilled                          4,715             3,831
    Inventories                         5,179             4,282
    Prepaid expenses                      830               382
      Total current assets             35,424            30,690
Property and equipment, net             1,566             1,592
Long-term marketable securities         1,788                 0
Other assets                              414                91
Total assets                         $ 39,192          $ 32,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                 $  6,123          $  1,900
    Customer deposits and billings
      on uncompleted contracts in
      excess of revenue recognized      3,336             1,754
    Accrued liabilities                 3,719             3,864
      Total current liabilities        13,178             7,518
Commitments and contingencies (Notes 8 and 10)
Stockholders' equity:
    Common stock:
      Authorized - 5,000 shares, $.01 par value
      Issued - 3,281 shares in 1996
               3,281 shares in 1995    11,780            11,780
      Shares held in treasury at cost - 102 shares in 1996;
               142 shares in 1995        (455)             (634)
    Retained earnings                  14,723            13,702
    Net unrealized gain (loss) on
               investments                (34)                7
      Total stockholders' equity       26,014            24,855
Total liabilities and stockholders'
equity                              $  39,192         $  32,373



See accompanying Notes to Consolidated Financial
Statements.


TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

Years ended September 30,                 1996      1995      1994

Revenue                                $ 32,695   $ 29,354  $ 25,562
Operating costs and expenses:
  Cost of revenue                        21,856     18,672    15,798
  Marketing, general and administrative  10,941     10,348     9,555
                                         32,797     29,020    25,353
Income (loss) from operations              (102)       334       209
Investment income, net                    1,602      1,072       691
Income before provision
      for income taxes                    1,500      1,406       900
Provision for income taxes                  444         95       144
Income  before change in accounting
  for income taxes                        1,056      1,311       756
Change in accounting for income taxes
      (SFAS 109)                              0          0     1,511
Net income                               $1,056     $1,311    $2,267

Per share:
Income before change in accounting
       for income taxes                    $.31       $.39      $.23
Net income                                 $.31       $.39      $.68

Shares used in per share computations     3,366      3,400     3,335


See accompanying Notes to Consolidated Financial
Statements


TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands
                                         Common                       Net Unrealized
                                        Stock in                      Gain (Loss)
                   Common Stock         Treasury            Retained       on
                  Shares   Amount   Shares     Amount       Earnings   Investments  Total
Balances at September 30, 1993
                   3,440 $12,350         0    $     0       $10,270       $   0   $22,620
Repurchase and retirement
   of common stock
                    (104)   (374)        0          0           (54)          0      (428)
Repurchase of common stock for treasury
   stock
                       0       0       (78)      (311)            0           0      (311)
Stock options exercised
                       5      17         0          0             0           0        17
Net unrealized loss on
   investments
                       0       0         0          0             0         (93)      (93)
Net income
                       0       0         0          0         2,267           0     2,267
Balances at September 30, 1994
                   3,341  11,993       (78)      (311)       12,483         (93)   24,072
Retirement of treasury stock
                     (60)   (213)       60        262           (49)          0         0
Repurchase of common stock for treasury
   stock
                       0       0      (164)      (764)            0           0      (764)
Stock options exercised
                       0       0        40        179           (43)          0       136
Net unrealized gain on
   investments
                       0       0         0          0             0         100       100
Net income
                       0       0         0          0         1,311           0     1,311
Balances at September 30, 1995
                   3,281  11,780      (142)      (634)       13,702           7    24,855
Stock options exercised
                       0       0        40        179           (35)          0       144
Net unrealized loss on
   investments
                       0       0         0          0             0         (41)      (41)
Net income             0       0         0          0         1,056           0     1,056
Balances at September 30, 1996
                   3,281 $11,780      (102)     $(455)      $14,723        $(34)  $26,014


See accompanying Notes to Consolidated Financial
Statements.




TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands
Year ended September 30,                   1996       1995       1994
Cash flows from operating activities:

Operations:
  Net income                              $ 1,056    $ 1,311    $ 2,267
  Reconciliation to cash provided by (used in) operations:
     Depreciation and amortization            557        644        736
     Gain on properties held for resale         0          0       (363)
     Gain on sale of investments                0        (32)       (82)
     Effect of change in accounting for income taxes
               (SFAS 109)                       0          0      (1,511)
  Changes in assets and liabilities:
     Accounts receivable                      723     (1,739)      7,324
     Refundable income taxes                    0        739          46
     Inventories                             (897)       619         715
     Prepaid expenses and other assets       (771)       102         (18)
     Accounts payable                       4,223       (268)        699
     Customer deposits and billings on uncompleted
       contracts in excess of revenue recognized
                                            1,582       (724)     (1,274)
     Accrued liabilities                     (145)      (659)       (225)
Cash provided by (used in) operations
                                            6,328         (7)      8,314

Cash flows from investing activities:
  Purchases of property and equipment        (531)      (347)       (275)
  Purchases of short-term and long-term investments
                                          (23,266)   (32,830)     (9,874)
  Proceeds from sale of short-term investments
                                                0      2,564         689
  Proceeds from maturity of short-term investments
                                           20,976     26,260       1,174
  Proceeds from sale of buildings               0          0       1,725
  Other                                         0          0          57
Cash used in investing activities          (2,821)    (4,353)     (6,504)

Cash flows from financing activities:
  Repurchases of common stock                   0       (764)       (739)
  Stock options exercised                     144        136          17
Cash provided by (used in) financing
activities                                    144       (628)       (722)

Net increase (decrease) in cash and cash equivalents
                                            3,651     (4,988)      1,088
Cash and cash equivalents at beginning of year
                                            3,598      8,586       7,498
Cash and cash equivalents at end of year
                                          $ 7,249    $ 3,598     $ 8,586


See accompanying Notes to Consolidated Financial
Statements.



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of TCI International, Inc. and its subsidiaries (collectively, the "Company").
The Company manufactures and markets signal collection systems, spectrum and frequency management systems, special purpose communications systems, and antennas and related equipment for high-power broadcasting, over-the-horizon radar, and short-wave communication. The
Company's products historically have been sold primarily to U.S. and foreign government agencies, and to a lesser extent, commercial broadcast entities. The Company has three wholly-owned subsidiaries, Technology for
Communications International ("TCI"), BR Communications
("BR"), and TCI Wireless ("TCIW"). All significant intercompany balances and transactions have been eliminated.

Although for presentation purposes the Company has indicated its year end as September 30, its fiscal year actually ends on the Sunday nearest to September 30.
The Company's fiscal for 1996, 1995, and 1994 ended on September 29, October 1, and October 2, respectively.

Cash Equivalents - Cash equivalents consist of money market investments, government securities, and commercial paper purchased with a maturity at the date of acquisition of less than 90 days. The restricted cash represents the amount held as collateral for stand-by letters of credit at the end of the fiscal year.

Revenue Recognition - Revenue and costs under cost-reimbursable type contracts are recognized as costs are incurred and include applicable fees. Revenue from contracts calling for delivery of standard products are recognized as the product is shipped. Revenue and costs under certain long-term fixed-price contracts are recognized on the percentage-of-completion method, based on total direct and indirect production costs incurred.
Amounts in excess of agreed upon contract price for customer-directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated.
Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

Risks Associated with Long-Term Contracts - A significant portion of the Company's revenue has been associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotment of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. To offset the expected downturn in revenue from the sales of signal collection systems, antenna systems, and special communications equipment to the U.S. Government, the Company will increasingly focus on overseas and commercial sales. However, many overseas customers are also experiencing reductions in their defense equipment budgets. Contracts with the U.S. Government are, by their terms, subject to termination by the U.S. Government either for its convenience or for default by the contractor.
Additionally, costs incurred under U.S. Government contracts are subject to audit. Management believes the results of such audits, when conducted, will not have a material effect on the Company's financial results (see
Note 6).

A portion of the Company's revenue are derived from governments in areas of political instability. The
Company generally attempts to reduce the risks associated with such instability by requesting advance payment if appropriate, as well as letters of credit or central government guarantees. Most of the Company's overseas contracts provide for payments in U.S. dollars.
However, in certain instances the Company, for competitive reasons, must accept payment in a foreign currencies. Foreign currency gains and losses have not been significant for any of the periods reported.

The large size of certain of the Company's orders make it possible that a single contract termination, cancellation, delay, or failure to perform may significantly affect management's estimates and the Company's performance.

Research and Development Expenses - Marketing, general and administrative expenses include independent (not directly related to or funded by a customer contract) research and development costs of $1,976,000 in fiscal
1996 $1,830,000 in fiscal 1995, and $1,512,000 in fiscal
1994.

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
Leasehold improvements              Life of lease



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income per Share - Net income per share is computed based on the weighted average number of common shares outstanding and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect of stock options.

Financial Instruments - Due to the short maturities of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, the carrying amounts approximate the fair value of the instruments. The long-term marketable securities are carried at fair value.

Use of Estimates - The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Recent Accounting Pronouncement -  In March 1995, the
Financial Accounting Standards Board issued SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No.
121 will be effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt
SFAS No. 121 in fiscal 1997 and does not expect it to have a material effect on the Company's results of operations or financial position.

2.  Short-term and Long-term Investments
The Company classifies its investments as "available-
for-sale securities" and the carrying value of such
securities has been adjusted to fair market value.   The
resulting change in fair market value is reported as a separate component of stockholders' equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at September 30, 1996 and September 30, 1995, were as follows:


September 30, 1996 (In thousands)  Amortized  Gross Unrealized  Gross Unrealized  Fair
Short-term investments:            Cost       Holding Gains     Holding Losses    Value
   Certificate of deposits         $6,514       $0                  $ 5           $6,509
   Commercial paper                   999        0                    0              999
   Corporate bonds                  5,015        0                    0            5,015
   Government bonds                 1,995        0                    5            1,990
   Municipal bonds                  1,016        0                    0            1,016
                                   15,539        0                   10           15,529

Long-term investments:
   Government bonds                 1,812        0                   24            1,788
                                  $17,351       $0                  $34          $17,317


September 30, 1996 (In thousands)  Amortized  Gross Unrealized  Gross Unrealized  Fair
Short-term investments:            Cost       Holding Gains     Holding Losses    Value
   Certificate of deposits         $4,235       $0                   $0           $4,235
   Commercial paper                 3,848        0                    3            3,845
   Corporate bonds                  3,065        3                    0            3,068
   Government bonds                 2,913        7                    0            2,920
   Municipal bonds                  1,000        0                    0            1,000
                                  $15,061      $10                   $3          $15,068


The short-term and long-term cash management portfolio is managed by a securities investment firm which invests primarily in stocks and bonds based upon the Company's investment guidelines. The securities are of investment quality to ensure safety of principal and are selected by the firm, who has been given semi-discretionary authority to manage assets in the portfolio.

Cash equivalents and short term investments totaling
$4,620,000 are held by banks as collateral for outstanding stand-by letters of credit (see Note 8).

Investment income consists of the following:

Year ended September 30,      1996     1995     1994
                                  (In thousands)
Interest income and other    $1,602   $1,040   $  609
Realized gain on sale of
securities                        0       32       82
                             $1,602   $1,072   $  691

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

Certain U.S. Government contracts contain a retainage provision, whereby a portion of the contract value is not paid until completion and acceptance by the customer. As of September 30, 1996 and 1995 accounts receivable included $122,000 and $444,000 of contract retentions receivable. As of September 30, 1996, approximately $83,000 of such retainages are not expected to be collected within one year.

4.  Inventories

Inventories consist of the following:

September 30,                     1996       1995
                                   (In thousands)
Material and component parts     $3,726     $3,336
Work in process                   1,453        946
                                 $5,179     $4,282


5.  Property and Equipment

Property and equipment consist of the following:

September 30,                    1996         1995
                                  (In thousands)
Machinery and equipment         $8,690       $8,230
Leasehold improvements             375          375
                                 9,065        8,605
Accumulated depreciation and amortization
                                (7,499)      (7,013)
                                $1,566       $1,592



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Export Revenue and Revenue from Major Customers

Revenue were derived from sales to customers located in the following geographic areas:

Year ended September 30,   1996     1995     1994
                               (In thousands)
United States             $14,977  $18,127  $13,782
Europe                      2,848    3,945    1,229
Middle East                   543    1,296    1,012
Africa                      3,757    1,915    4,263
Asia/Pacific Basin          3,961    3,746    3,677
South America               6,585      166    1,298
Other                          24      159      301
                          $32,695  $29,354  $25,562

Sales under U.S. Government prime contracts and subcontracts accounted for 42%, 60%, and 52% of the Company's total revenue in 1996, 1995, and 1994, respectively, of which the U.S. Government prime contracts accounted for 32%, 45%, and 22%, respectively.
Revenue from contracts with the United States
Information Agency (prime contracts and subcontracts) represented 23%, 18% and 33% of the Company's total revenue for 1996, 1995, and 1994, respectively.

Revenue from one commercial customer represented 19% of the Company's total revenue for fiscal 1996.

7.  Accrued Liabilities

Accrued liabilities consist of the following:

September 30,                     1996           1995
                                     (In thousands)
Accrued contract costs           $1,455         $1,642
Compensation and employee
benefit plans                     1,070          1,077
Accrued vacation                    816            756
Other                               378            389
                                 $3,719         $3,864


8.  Bank Credit Agreements

The Company has a bank credit agreement which expires on January 1, 1998 that provides a fully secured credit facility for the issuance of stand-by letters of credits up to $7,000,000. This credit facility is secured by the Company's cash or short-term investment portfolio.

At September 30, 1996, there were outstanding stand-by letters of credit of approximately $4,400,000 held as performance and payment bonds. The stand-by letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary.



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Employee Benefit Plans

The Company's operating subsidiaries make contributions
to their respective Employee Stock Ownership Plans
(ESOP) subject to the approval of the Board of
Directors.  Accrued contributions were $200,000 for
fiscal 1996, $200,000 for fiscal 1995, and $100,000 for
fiscal 1994.   As of September 30, 1996, the ESOP owns
603,404 of the Company's outstanding shares.

The Company has a 401(k) Plan (the Plan) covering all employees of the Company. The Plan provides for voluntary salary reduction contributions of up to 15% of eligible participants' annual compensation. The Company makes matching contributions of up to 2% of participants' annual compensation. The Company's accrued contributions to the Plan were $136,000 for fiscal 1996, $126,000 for fiscal 1995, and $64,000 for fiscal 1994.

Under the Company's Stock Option Plan, options may be granted to employees at not less than fair market value at the grant date. Most options vest ratably over an eight year period and expire ten years after the date of the grant. Activity in the Company's option plan is as follows:

                     Shares            Option Price
Options Outstanding at September 30, 1993
                    664,870            $2.25 - $11.14
  Granted            10,000             4.125
  Exercised          (4,900)            3.375
  Canceled          (90,680)            3.375 - 11.14
Options Outstanding at September 30, 1994
                    579,290             2.25 - 11.00
  Granted           303,000             4.25 - 8.75
  Exercised         (40,200)            3.375
  Canceled          (66,440)            3.375 - 11.00
Options Outstanding at September 30, 1995
                    775,650             2.25 - 9.50
  Granted           181,000             6.75 - 6.88
  Exercised         (40,000)            3.375 - 4.25
  Canceled         (107,850)            3.375 - 9.50
Options Outstanding at September 30, 1996
                    808,800            $2.25 - $9.50


At September 30, 1996, options for 300,218 shares were exercisable at prices ranging from $2.25 to $9.50 per share and 159,735 shares were available for future grant.

10.  Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating leases which expire at various dates through fiscal 2000 and require the following minimum payments:

Year Ending September 30,               Amounts
                                     (in thousands)
1997                                    $  581
1998                                       538
1999                                       448
2000                                       315
                                        $1,882

Rental expense was $610,000, $601,000, and $568,000 in
fiscal 1996, 1995, and 1994, respectively.

On December 14, 1994, the California Regional Water
Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early fiscal 1995, the Regional
Water Board ordered the current owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995 in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result, no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration.
Being named as a PRP could result in the Company becoming subject to a subsequent final order from the Regional Water Board or a defendant in a civil lawsuit in which others might seek to recover from the Company a portion of the costs spent on investigating and cleaning up the contamination. Because there is currently no proposal to impose a final binding regulatory order on the Company, it is not possible to predict either the outcome of the current regulatory proceedings or to estimate with any certainty whether the Company will ultimately be judged to be liable for any portion of the investigation and remediation costs associated with the subject site. There have been no further developments on this issue since October 1995.

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

The Company is from time to time involved in routine litigation or threatened litigation arising from the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes

In fiscal year 1994 the Company adopted SFAS No. 109
"Accounting for income taxes" which requires an asset and liability method of accounting for deferred income taxes. The cumulative effect of the change was the reversal of previously recorded deferred tax liabilities resulting in an increase in net income of $1,511,000 or $.45 per share.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $190,000 which expire through 2008.

The provision for federal income taxes for the years ended September 30, 1996, 1995, and 1994, consist of the following:

Years ended September 30,     1996     1995     1994
                                  (In thousands)
Current:
  Federal                      396       86      140
  State                         48        9        4
                               444       95      144
Deferred:
  Federal                        0        0        0
  State                          0        0        0
                                 0        0        0
Total                       $  444    $  95   $  144

The effective tax rate differed from the statutory federal income tax rate due to the following:



Year ended September 30,             1996          1995          1994
Statutory federal rate                35%           35%           35%
State taxes, net of federal benefit    6             6             6
Net operating loss not utilized        6           (36)          (23)
Foreign sales corporation            (19)            0             0
Alternative minimum tax                2             2             3
Other                                  0             0            (5)
Effective income tax rate             30%            7%           16%




TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.
Significant components of the Company's net deferred taxes are as follows:

Year ended September 30,            1996      1995
                                    (In thousands)
Deferred tax assets:
  Net operating loss carryforward    72        35
  Long-term contracts               697       347
  Accruals not currently
   deductible                     1,385     1,249
                                  2,154     1,631
Deferred tax liabilities:
  Differences in tax basis of property, plant
  and equipment                     115       140
                                    115       140

Valuation allowance               2,039     1,491
Net deferred taxes                    0         0

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of consistent earnings history for the Company. The net change in the total valuation allowance for the years ended September 30, 1996 and September 30, 1995 was an increase of $548,000 and a decrease of $743,000, respectively.

Cash payments for income taxes were $934,000 in 1996, $25,000 in 1995 and a net cash receipts from income tax refund of $73,000 in 1994.

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCI International, Inc.

Date:  December 27, 1996    By: /s/ John W. Ballard, III
                                John W. Ballard, III
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                      DATE


/s/ John W. Ballard  President and Director     12/27/96
(John W. Ballard)   (Principal Executive Officer)

/s/ E.M.T. Jones       Director                 12/27/96
(E.M.T. Jones)

/s/ Hamilton W. Budge  Director                 12/27/96
(Hamilton W. Budge)

/s/ Asaph H. Hall      Director                 12/27/96
(Asaph H. Hall)

/s/ Alan C. Peyser     Director                 12/27/96
(Alan C. Peyser)

/s/ Donald C. Cox      Director                 12/27/96
(Donald C. Cox)

/s/ John W. Ballard, III Director               12/27/96
(John W. Ballard, III)

/s/ Slobodan Tkalcevic   Director               12/27/96
(Slobodan Tkalcevic)



Ref:  Form 10-K 1996


TCI INTERNATIONAL, INC.


EXHIBIT INDEX


Number   Exhibit

22       List of Subsidiaries of TCI International, Inc.

23.1     Consent of KPMG Peat Marwick LLP

23.2     Consent of Deloitte & Touche LLP



EXHIBIT 22

LIST OF SUBSIDIARIES OF TCI INTERNATIONAL, INC.

     - Technology for Communications International, a California corporation
       (TCI)


     - BR Communications, a California corporation (BR)


     - TCI  Wireless, a California corporation (TCIW)



EXHIBIT 23.1

CONSENT OF KPMG PEAT MARWICK LLP





We consent to the incorporation by reference in the registration statements (Nos. 33-73484, 33-26353, 33-
11339, 2-98005 and 2-80875) on Form S-8 of TCI
International, Inc. of our report dated November 8, 1996, relating to the consolidated balance sheet of TCI
International, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, which report appears in the September
30, 1996 annual report on Form 10-K of TCI
International, Inc..






KPMG Peat Marwick LLP


December 27, 1996
Palo Alto, California



EXHIBIT 23.2


CONSENT OF DELOITTE & TOUCHE LLP



We consent to the incorporation by reference in Registration Statement (Nos. 33-73484, 33-26353,
33-11339, 2-98005 and 2-80875) of TCI International,
Inc. on Forms S-8 of our report dated November 22, 1995, which includes an explanatory fourth paragraph concerning a change in accounting for income taxes and investments, appearing in this Annual Report on Form
10-K of TCI International, Inc. for the year ended
September 30, 1996.






Deloitte & Touche LLP


December 23, 1996
San Jose, California
n