Form 10-Q
period 1996-12-31
TCI INTERNATIONAL INC
filed 1997-02-14
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996 *

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period N/A

Commission file number:  0-10877

TCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of other jurisdiction of

94-3026925
(I.R.S. Employer Identification Number)
incorporation or organization)

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

As of December 31, 1996,  3,183,432 shares of
Common Stock were outstanding.


TCI INTERNATIONAL, INC.


PART I   FINANCIAL INFORMATION

Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual
Report on Form 10-K for the year ended September
30, 1996, filed with the Securities and Exchange
Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary
(consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three months ended December 31, 1996, are not necessarily indicative of results to be expected for the entire year ending September 30, 1997.


TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                                             Three Months Ended
                                                December 31
                                             1996          1995

Revenues                                     $10,668      $5,926
Operating costs and expenses:
     Cost of revenues                          7,065       3,236
     Marketing, general and administrative     3,487       2,557
                                              10,552       5,793
Income from operations                           116         133
Interest income, net                             438         338
Income before provision
     for income taxes                            554         471
Provision for income taxes                       177         137

Net income                                      $377        $334


     Net income per share                       $.11        $.10
Shares used in per share
     computations                              3,368       3,391

See accompanying Notes to Condensed Consolidated Financial Statements.


TCI INTERNATIONAL, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)


                                                        December 31,       September 30,
                                                            1996               1996

ASSETS
Current assets
  Cash and cash equivalents                            $  6,518            $  7,249
  (Includes restricted cash of $1,774 on Dec. 31, 1996,
       $1,896 on Sept 30, 1996)
  Short-term investments                                 13,038              15,529
  Accounts receivable -
     Billed                                               4,994               1,922
     Unbilled                                             5,768               4,715
  Inventories                                             5,978               5,179
  Prepaid expenses                                          823                 830
        Total current assets                             37,119              35,424
Property and equipment, net                               1,607               1,566
Long-term investments                                     1,786               1,788
Other assets                                                418                 414
        Total assets                                    $40,930             $39,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $6,905              $6,123
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized             3,218               3,336
  Accrued liabilities                                     4,363               3,719
        Total current liabilities                        14,486              13,178

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,281 shares          11,780              11,780
  Retained earnings                                      15,111              14,723
  Valuation allowance-short -term investments               (21)                (34)
  Treasury shares at cost; 98 and 102 shares at
    Dec. 31, 1996 and Sept 30, 1996, respectively          (426)               (455)
        Total stockholders' equity                       26,444              26,014
        Total liabilities and stockholders' equity      $40,930             $39,192


See accompanying Notes to Condensed Consolidated Financial Statements.



TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,
(In thousands)


                                                         1996            1995

Cash provided by (used in):
Operations:
  Net income                                            $    377       $    334
  Reconciliation to cash provided by operations:
     Depreciation                                            168            130

  Changes in assets and liabilities:
     Accounts receivable                                  (4,125)         1,700
     Inventories                                            (799)          (321)
     Prepaid expenses                                          5           (417)
     Accounts payable                                        782            (14)
     Customer deposits/billing in excess of revenue         (118)          (808)
     Accrued liabilities                                     644           (713)
Cash used in operations                                   (3,066)          (109)

Investing activities:
  Purchases of property and equipment                       (174)          (104)
  Purchases of short-term investments                     (2,116)        (3,220)
  Proceeds from sale of short-term investments             4,620          4,582
Cash provided by investing activities                      2,330          1,258

Financing activities:
  Stock options exercised                                      5              9
Cash provided by financing activities                          5              9

Net increase (decrease) in cash and cash equivalents        (731)         1,158
Cash and cash equivalents at beginning of period           7,249          3,598
Cash and cash equivalents at end of period              $  6,518       $  4,756

See accompanying Notes to Condensed Consolidated Financial Statements



TCI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS


Note 1

Inventories consist of the following
(in thousands):

                                      December 31,           September 30,
                                         1996                   1996

Material and component parts            $4,764                 $3,726
Work in process                          1,214                  1,453
                                        $5,978                 $5,179


Note 2

At December 31, 1996 there were outstanding standby letters of credit of approximately $3,442,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.


TCI INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Fiscal Quarter of 1997
Compared to First Fiscal Quarter of 1996

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially.

Revenues for the first quarter of fiscal year 1997 were $10,668,000, reflecting an increase of approximately 80% over revenues of $5,926,000 for the same period a year ago. The increase in revenues is due to the timing of completion on a number of long term contracts. Because of the project-oriented nature of the business, the Company believes it may not be possible to generate revenues at a similar rate during the later half of fiscal year 1997. The Company's ability to maintain consistent revenue performance remains contingent upon its ability to secure adequate new business.

Although revenue increased 80%, gross profit expressed as a percentage of revenue for the first three month period decreased from 45% to 34% when compared to the same period a year ago. This trend is attributable to the timing of execution of two inherently lower margin contracts in the Company's spectrum management product line. Due to reasons similar to those experienced in the first quarter of fiscal 1997, combined with fewer orders being received in other, more profitable areas of its business, the Company expects that gross profit expressed as a percentage of revenue may decline from the current levels during the remaining three quarters of the fiscal year.

Marketing, general and administrative expenses increased by 36% from $2,557,000 in the first quarter of fiscal year 1996 to $3,487,000 in the first quarter of fiscal year 1997. This increase is a result of the Company's continuous investment in independent research and development, increased overall marketing efforts and increased administrative activity in the execution of its current contracts.

Net income for the first quarter was $377,000 or $.11 per share, compared to $334,000 or $0.10 per share, for the same period in fiscal year 1996.
Net income as a percentage of revenue decreased from 5.6% to 3.5%, due primarily to the decrease in profit margins.

The Company's total backlog at December 31, 1996 was $26 million compared to $35 million at September 30, 1996. The total funded portion of the Company's backlog at December 31, 1996 was $25 million compared to $30 million at September 30, 1996. The Company's funded backlog excludes unfunded and unexercised options.

The results of operations for the first three months in fiscal year 1997 are not necessarily indicative of future quarterly or annual performance expectations.


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

Managing of Changing Business
The Company is in the process of adopting a business management plan that includes substantial investments in its sales and marketing organizations, increased funding of existing internal research and development programs, and certain investments in corporate infrastructure that will be required to support the Company's diversification objectives during the next three years. Accompanying this process are a number of risks, including a higher level of operating expenses, the difficulty of competing with companies of larger size for talented technical personnel, and the complexities of managing a changing business. There also exists the risk the Company may inaccurately estimate the viability of any one or all of its diversification efforts and as a result, may experience substantial revenue shortfalls of a size so significant as to generate losses from operations.

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


TCI INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 1996 Compared to September 30, 1996

Consolidated cash, cash equivalents and marketable securities totaled $21,342,000 at December 31, 1996, compared to $24,566,000 at September 30,
1996. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 1997.

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

At December 31, 1996, the Company has standby letters of credit outstanding of approximately
$3,442,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.


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


Date:  February 13, 1997