Form 10-Q
period 1997-03-31
TCI INTERNATIONAL INC
filed 1997-05-15
CIK 357064

WASHINGTON, D.C.  20549


FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period N/A

Commission file number:     0-10877

TCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of other jurisdiction of incorporation or organization)

94-3026925
(I.R.S. Employer Identification Number)

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

As of March 31, 1997, 3,198,832 shares of Common Stock were outstanding.



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

The results of operations for the six months ended
March 31, 1997, are not necessarily indicative of results to be expected for the entire year ending
September 30, 1997.



TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                                           Three Months Ended   Six Months Ended
                                                March 31,          March 31,
                                           1997          1996   1997        1996

Revenue                                    $ 9,472    $ 7,809   $20,140  $13,736
Operating costs and expenses:
  Cost of revenue                            6,635      5,210    13,700    8,447
  Marketing, general and administrative      2,969      2,559     6,455    5,116
                                             9,604      7,769    20,155   13,563
Income (loss) from operations                 (132)        40       (15)     173
Investment income, net                         255        343       692      681
Income before provision
    for income taxes                           123        383       677      854
Provision for income taxes                      39         23       217      160

Net income                                 $    84    $   360   $   460  $   694

Net income, per share                      $   .02    $   .11   $   .14  $   .21
Shares used in per share
  computations                               3,371      3,366     3,369    3,379

See accompanying Notes to Condensed Consolidated Financial Statements.




TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)


                                           March 31,           September 30,
                                             1997                  1996

ASSETS
Current assets
  Cash and cash equivalents                 $  7,493            $  7,249
  (Includes restricted cash of $3,260 on March 31, 1997
        $1,896 on Sept 30, 1996)
  Short-term investments                      14,814              15,529
  Accounts receivable -
     Billed                                    2,338               1,922
     Unbilled                                  5,161               4,715
  Inventories                                  5,711               5,179
  Prepaid expenses                               648                 830
        Total current assets                  36,165              35,424
Property and equipment, net                    1,495               1,566
Long-term investments                              0               1,788
Other assets                                     420                 414
        Total assets                         $38,080             $39,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 5,569             $ 6,123
  Customer deposits and billings on
   uncompleted contracts in excess of
   revenue recognized                          1,690               3,336
  Accrued liabilities                          4,264               3,719
        Total current liabilities             11,523              13,178

Stockholders' equity:
  Common stock, par value $.01;
    authorized 5,000 shares;
    issued and outstanding
    3,281 shares                              11,780              11,780
  Retained earnings                           15,170              14,723
  Valuation allowance-short-term
   investments                                   (24)                (34)
  Treasury shares at cost; 83 and
    102 shares at Mar. 31, 1997 and
    Sept 30, 1996, respectively                 (369)               (455)
        Total stockholders' equity            26,557              26,014
        Total liabilities and
         stockholders' equity                $38,080             $39,192

See accompanying Notes to Condensed Consolidated Financial Statements.




TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,
(In thousands)


                                               1997                1996

Cash provided by (used in):
Operations:
  Net income                                  $   460            $    694
  Reconciliation to cash provided by
  operations:
    Depreciation                                  304                 274

  Changes in assets and liabilities:
    Accounts receivable                          (862)               (929)
    Inventories                                  (532)               (575)
    Prepaid expenses                              176                (568)
    Accounts payable                             (554)              1,130
    Customer deposits/billing in
      excess of revenue                        (1,646)              6,028
    Accrued liabilities                           545                (899)
Cash provided by (used in) operations          (2,109)              5,155

Investing activities:
  Purchases of property and equipment            (228)               (232)
  Purchases of short-term investments          (5,777)            (13,621)
  Proceeds from sale of investments             8,290               9,159
Cash provided by (used in) investing
  activities                                    2,285              (4,694)

Financing activities:
  Stock options exercised                          68                  78
Cash provided by financing activities              68                  78

Net increase in cash and cash equivalents         244                 539
Cash and cash equivalents at
  beginning of period                           7,249               3,598
Cash and cash equivalents at
  end of period                               $ 7,493            $  4,137


See accompanying Notes to Condensed Consolidated Financial Statements




TCI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Inventories consist of the following (in thousands):


                                    March 31,        September 30,
                                      1997              1996

  Material and component parts       $4,136              $3,726
  Work in process                     1,575               1,453
                                     $5,711              $5,179



Note 2

At March 31, 1997 there were outstanding standby letters of credit of approximately $3,513,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

Note 3

The Financial Accounting Standard Board recently issued
Statement of Financial Accounting Standards No. 128,
"Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS will be higher than net income per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from net income per share as presented in the accompanying consolidated financial statements.



TCI INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Fiscal Quarter of 1997
Compared to Second Fiscal Quarter of 1996

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially.

Revenue for the second quarter of fiscal year 1997 were $9,472,000, reflecting an increase of approximately 21% over revenue of $7,809,000 for the same period a year ago. The increase in revenue is due to the timing of completion of a number of long term contracts. Because of the project-oriented nature of the business, the Company believes it will continue to experience significant variations in revenue. This may result in a decline in revenue during the second half of fiscal year
1997 compared to the first half of fiscal year 1997.  The
Company's ability to generate consistent or growing revenue remains contingent upon its ability to secure adequate levels of new business.

Although revenue increased 21%, gross profit expressed as a percentage of revenue for the six month period decreased from 39% to 32% when compared to the same period a year ago. This trend is in part attributable to the timing of execution of two inherently lower margin contracts in the Company's spectrum management system product line. Because fewer orders are being received and filled in other, more traditionally profitable areas of its business, the Company expects that gross profit expressed as a percentage of revenue will not improve during the remaining two quarters of the fiscal year. An improvement in gross margins are not likely to occur until such time as the Company successfully secures a more profitable mix of new business opportunities.

In this regard, the Company has recently committed to make certain internal expenditures designed to increase its proprietary content in its growing spectrum management system product line. These expenditures will consist of expensed research and development efforts over a period of at least the next four quarters which the Company expects will reduce the future cost of goods sold, thereby improving its prospect of winning new business. If successful, the Company will substantially reduce its reliance upon the supply of expensive equipment and software by certain higher cost, key subcontractors. It is expected that the combined effect of these increased expenditures and the potential for reduced revenue will result in a corresponding period of reduced profitability. Because of the increase in the number of significant- sized project opportunities in this market it is also possible that the Company's efforts to secure new business will be realized earlier than currently anticipated.

Marketing, general and administrative expenses increased
by 26% from $5,116,000 in the first half of fiscal year
1996 to $6,455,000 in fiscal year 1997.   This increase
is a result of the Company's continuous investment in independent research and development, increased overall marketing efforts and increased administrative activity in the execution of its current contracts. As a percentage of revenue, marketing, general and administrative expenses decreased from 37% to 32%.

Net income for the second quarter was $84,000 or $.02 per share, compared to $360,000 or $0.11 per share, for the same period in fiscal year 1996. Net income as a percentage of revenue decreased from 4.6% to .9%, due primarily to the decrease in profit margins.

The Company's total backlog at March 31, 1997 was $21 million compared to $35 million at September 30, 1996.
The total funded portion of the Company's backlog at March 31, 1997 was $19 million compared to $30 million at September 30, 1996. The Company's funded backlog excludes unfunded and unexercised options.

The results of operations for the first six months in fiscal year 1997 are not necessarily indicative of future quarterly or annual performance expectations.



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



TCI INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

March 31, 1997 Compared to September 30, 1996

Consolidated cash, cash equivalents and marketable securities totaled $22,307,000 at March 31, 1997, compared to $24,566,000 at September 30, 1996. The
Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenue from operations, will be sufficient to fund its operations through fiscal year 1997.

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

At March 31, 1997, the Company has standby letters of credit outstanding of approximately $3,513,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.



TCI INTERNATIONAL, INC.

PART II   OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security
Holders:

The following matters were acted upon at the Annual
Meeting of Stockholders of TCI International, Inc. on
February 11, 1997.

     a. Management's nominees for directors, as set forth in the TCI International, Inc. proxy statement dated January 15, 1997 and filed with the Commission, were all elected. Votes for the directors were as follows:

           Asaph H. Hall          For       1,987,388
                                  Against      45,864
           E. M. T. Jones         For       2,012,388
                                  Against      20,864
           Slobodan Tkalcevic     For       2,012,388
                                  Against      20,864
           John W. Ballard, III   For       2,012,387
                                  Against      20,865

           Directors whose term of office as a director continued after the meeting were
           John W. Ballard, Hamilton W. Budge,
           Donald C. Cox and C. Alan Peyser.

     b.  A proposal to ratify the selection of KPMG Peat
         Marwick LLP as independent public accountants for the fiscal year ending September 30, 1997 was approved. 2,025,217 votes were cast in favor, 3,750 votes were cast against, and 4,285 abstained.

Item 6.	Exhibits and Reports on Form 8-K

a.  Exhibits:               None

b.  Reports on Form 8-K:    None

No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCI INTERNATIONAL, INC.
(Registrant)


/s/  John W. Ballard III
_________________________________
John W. Ballard III
Vice President, Chief Financial Officer
(Duly authorized officer of the registrant and
principal financial officer of the registrant)


May 14, 1997
___________________________
Date