Form 10-Q
period 1997-06-30
TCI INTERNATIONAL INC
filed 1997-08-14
CIK 357064

WASHINGTON, D.C.  20549


FORM 10-Q



X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period N/A

Commission file number:  0-10877

TCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

          Delaware                           94-3026925
(State of other jurisdiction of           (I.R.S. Employer
 incorporationororganization)              Identification
                                           Number)

222 Caspian Drive, Sunnyvale, California        94089-1014
(Address of principal executive offices)        (Zip Code)

(408)747-6100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1997, 3,198,832 shares of Common Stock were outstanding.



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

The results of operations for the nine months ended June 30, 1997, are not necessarily indicative of results to be expected for the entire year ending September 30, 1997.



TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(In thousands, except per share amounts)


                                  Three Months Ended        Nine Months Ended
                                       June 30,                 June 30,
                                  1997          1996        1997         1996

Revenue                         $  5,822      $  8,559     $25,962     $22,295
Operating costs and expenses:
  Cost of revenue                  8,757         5,623      22,457      14,070
  Marketing, general and
  administrative                   2,671         2,932       9,126       8,049
                                  11,428         8,555      31,583      22,119
Income (loss) from operations     (5,606)            4      (5,621)        176
Investment income, net               296           461         988       1,142
Income (loss) before provision
    for income taxes              (5,310)          465      (4,633)      1,318
Provision for income taxes          (173)          180          44         339

Net income (loss)               $ (5,137)     $    285    $ (4,677)  $     979

Net income(loss), per share     $  (1.61)     $    .08    $  (1.47)  $     .29
Shares used in per share
  computations                     3,199         3,363       3,191       3,373

See accompanying Notes to Condensed Consolidated Financial
Statements.




TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

                                                      June 30,          September 30,
                                                        1997                1996

ASSETS

Current assets
  Cash and cash equivalents                          $  5,923           $  7,249
  (Includes restricted cash of $4,760 on June 30, 1997
        $1,896 on Sept 30, 1996)
  Short-term investments                               11,492             15,529
  Accounts receivable -
     Billed                                             2,296              1,922
     Unbilled                                           5,673              4,715
  Inventories                                           2,851              5,179
  Prepaid expenses                                        561                830
        Total current assets                           28,796             35,424
Property and equipment, net                             1,671              1,566
Long-term investments                                       0              1,788
Other assets                                              421                414
        Total assets                                  $30,888            $39,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  3,757           $  6,123
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized           1,482              3,336
  Accrued liabilities                                   4,215              3,719
        Total current liabilities                       9,454             13,178

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,281 shares        11,780             11,780
  Retained earnings                                    10,033             14,723
  Valuation allowance-short -term investments             (10)               (34)
  Treasury shares at cost; 83 and 102 shares at
    Jun. 30, 1997 and Sept 30, 1996, respectively        (369)              (455)
        Total stockholders' equity                     21,434             26,014
        Total liabilities and stockholders' equity    $30,888            $39,192

See accompanying Notes to Condensed Consolidated Financial Statements.




TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


Nine Months Ended June 30,
(In thousands)


                                                       1997              1996

Cash provided by (used in):
Operations:
  Net income (loss)                                 $ (4,677)         $    979
  Reconciliation to cash provided by operations:
     Depreciation                                        524               402

  Changes in assets and liabilities:
     Accounts receivable                              (1,332)              211
     Inventories                                       2,328            (1,326)
     Prepaid expenses                                    262              (581)
     Accounts payable                                 (2,366)            3,481
     Customer deposits/billing in excess of revenue   (1,854)            5,716
     Accrued liabilities                                 496              (763)
Cash provided by (used in) operations                 (6,619)            8,119

Investing activities:
  Purchases of property and equipment                   (624)             (412)
  Purchases of short-term investments                 (5,900)          (20,758)
  Proceeds from sale of investments                   11,749            14,926
Cash provided by (used in) investing activities        5,225            (6,244)

Financing activities:
  Stock options exercised                                 68               144
Cash provided by financing activities                     68               144

Net increase (decrease) in cash and cash equivalents  (1,326)            2,019
Cash and cash equivalents at beginning of period       7,249             3,598
Cash and cash equivalents at end of period          $  5,923          $  5,617


See accompanying Notes to Condensed Consolidated Financial
Statements




TCI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

Inventories consist of the following (in thousands):

                                             June 30,           September 30,

                                               1997                 1996

  Material and component parts                $2,205               $3,726
  Work in process                                646                1,453
                                              $2,851               $5,179


Note 2

At June 30, 1997 there were outstanding standby letters of credit of approximately $6,170,000 serving as bid, performance and payment bonds. The standby letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.


Note 3

In February 1997, the Financial Accounting Standard Board
(FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS will be higher than net income per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from net income per share as presented in the accompanying consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for period beginning after December 31, 1997. The Company does not believe it has any separately reportable business segments.



TCI INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Third Fiscal Quarter of 1997
Compared to Third Fiscal Quarter of 1996

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially.

Revenue for the third quarter of fiscal year 1997 was $5,822,000, reflecting a decrease of approximately 32% compared to revenue of $8,559,000 from the same period a year ago. While the level of business activity within the Company remains high, revenue was substantially below that of recent quarters because of unfavorable percentage of completion budget adjustments made to some long term contracts in the Company's broadcast antenna and spectrum management product lines. These increases in the completion budgets have the effect of reducing gross margins and the rate at which revenue is recognized on these specific contracts. The budget adjustments to the spectrum management contracts were made necessary by uncompensated delays in completing contract obligations caused in part by changes made in the selection of sites for the installation of Company supplied equipment. These changes along with a corresponding extension in the period of contract performance were formalized in a contract modification signed by the customer and the Company in July 1997. The most significant adjustments made to the broadcast antenna project budgets resulted from increases in construction costs on a project to be installed in Germany which were not foreseen in fiscal year 1995 when the contract was originally bid. The Company only received contractual authority to proceed in fiscal year 1997. This contract is considered a loss contract, or one where the contract value is not expected to cover the costs to be incurred, and as such, the entire loss has been fully reserved for in the consolidated financial statements.

Due to the project-oriented nature of the business, the Company believes it will continue to experience quarter-to-quarter variations in revenue. The Company's ability to generate consistent and growing revenue levels remains contingent upon its ability to secure adequate levels of new business and its ability to successfully manage the uncertainties inherent in conducting business overseas with foreign construction components.

During the three month period ended June 30, 1997, the cost of revenue exceeded the revenue recognized. Included in the cost of revenue is a non cash adjustment made to the Company's net inventory balance of approximately $2,500,000. The majority of this inventory adjustment was made necessary by the recognition that customer demand for the existing BR Communications product line appears weaker than previously expected. A significant portion of the existing product line was originally designed for military and highly specialized communication purposes. With increasing frequency, such communication requirements are being satisfied by the use of various commercial communications mediums which provide faster, more robust means of communicating, including secure satellite and other wireless communication technologies. During the most recent quarter, the Company experienced a suspension in the receipt of at least three contract opportunities in this product area. Consequently, for the first time since the acquisition of BR Communications in 1987, its backlog comprises an insignificant percentage of the Company's total backlog. While there remain a limited number of order opportunities, the future prospects for the sale of existing product items in significant quantities is considered unlikely. However, the Company expects to continue to fill orders for existing products as they are received and to support the products it has sold by making the sale of spare parts available on an as required basis. However, the Company does not expect to carry substantial inventories for these purposes in the future.

For the reasons mentioned above, gross profit expressed as a percentage of revenue for the nine month period decreased from 37% to 14% compared to the same period a year ago.
After eliminating the inventory adjustment from the cost of revenue, gross profit was (7)% of revenue for the quarter and
23% for the previous nine month period.   Because fewer
orders are being received and filled in the more profitable areas of its business, the Company expects that gross profit expressed as a percentage of revenue will not improve to levels better than 25% during the remainder of the fiscal year. An improvement in gross margins are not likely to occur until such time as the Company successfully secures a more profitable mix of new business opportunities.

In this regard, the Company recently committed to make certain internal expenditures designed to increase its proprietary content in its growing spectrum management system product line. These expenditures will consist of expensed research and development efforts over a period of at least the next three quarters which the Company expects will reduce the future cost of goods sold, thereby improving its competitive market position. If successful, the Company will substantially reduce its reliance upon the supply of expensive equipment and software by certain higher cost, key subcontractors. It is expected that the combined effect of these increased expenditures and the reduced gross margins available from the Company's core businesses will result in a corresponding period of reduced profitability.

Since announcing its decision to invest in Spectrum Management System product development during the quarter ended March 31, 1997, the Company has submitted more than 10 separate bids and proposals for competitive international procurements valued in the aggregate in excess of $125,000,000. While the bid evaluation processes vary widely, from available public information the Company has determined that it remains in a competitive position on approximately half of these bid opportunities. To date, two awards have been made to alternate suppliers. The competitive nature of these procurements and the lengthy evaluation process are such that no assurances can be given that the Company will win any of these opportunities or that these awards will be made to any supplier in the near future.

While operating costs and expenses declined 9% during the three month period ended June 30, 1997 compared to the same period one year ago, these same expenses increased by 13% from $8,049,000 in the first nine months of fiscal year 1996
to $9,126,000 in fiscal year 1997.   This increase is a
result of the Company's continuous investment in independent research and development, increased overall marketing efforts and increased administrative activity in the execution of its current contracts. As a percentage of revenue, marketing, general and administrative expenses decreased from 36% to 35% during the respective nine month periods.

Net loss for the second quarter was $(5,137,000) or $(1.61) per share, compared to net income of $285,000 or $0.08 per share, for the same period in fiscal year 1996. The Company continues to place a significant emphasis on maintaining a strong balance sheet. During the period ended June 30, 1997, the Company maintained a cash balance of $17,415,000 and no debt.

The Company's total backlog at June 30, 1997 was $28 million compared to $35 million at September 30, 1996. The total funded portion of the Company's backlog at June 30, 1997 was $20 million compared to $30 million at September 30, 1996. The Company's funded backlog excludes unfunded and unexercised options.

The results of operations for the first nine months in fiscal year 1997 are not necessarily indicative of future quarterly or annual performance expectations.



FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.


Fluctuations in Operating Results

The Company's operating results may fluctuate from quarter to quarter and year to year for a number of reasons. While there is no seasonality to the Company's business, because of the Company's relative small size, combined with the extended delivery cycles of its long-term project-oriented business, revenue and accompanying gross margins are inherently difficult to predict. While the Company records revenue on a percentage of completion basis, unexpected changes in project budgets during the course of execution can cause revenue and accompanying gross margins to vary from quarter to quarter. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, based on the assumption of stable performance, a relatively small revenue shortfall may cause profitability from operations to suffer. Historically, the Company has endured periods of volatility in its revenue results due to a number of factors, including shortfalls in new orders, delays in the availability of new products, delays in subcontractor provided materials and services, and delays associated with foreign construction activities. Gross margins are strongly influenced by a mix of considerations, including pressures to be the low price supplier in competitive bid solicitations, the mix of contract material and non-recurring engineering services, and the mix of newly developed and existing product sold to various customers. The Company believes these historical challenges will continue to affect its future business.

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


Risk Associated with Expansion into Additional Markets and
Product Development

The Company believes that its future success is substantially dependent on its ability to successfully acquire, develop and commercialize new products and penetrate new markets. In addition to the Company's ongoing efforts to diversify its product offerings within its core businesses such as the spectrum management system business, the Company intends to pursue a diverse, but focused product and market development initiative during the next three years. The Company believes that its general knowledge of RF technology and its related applications combined with its ability to conduct business in overseas markets can be exploited to return the Company to an aggressive growth posture. While not strictly limited to these product areas, the Company is currently pursuing various rural communication and telephony applications using its proprietary technology, certain transmitter product initiatives in the FM, HDTV and wireless cable TV markets which compliment the Company's antenna expertise, and certain RF technologies with potential application in the markets of tracking various kinds of assets in indoor and outdoor settings. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. Should the Company expend funds to acquire outside entities or technology, there can be no assurance that sufficient returns will be realized to offset these investments. The inability of the Company to successfully develop or commercialize new products or failure of such products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.


Risks Associated with Conducting Business Overseas

A substantial part of the Company's revenue are derived from fixed priced contracts with foreign governmental entities. With increasing frequency, the Company finds a demand for its products in third world countries and developing nations which have an inherently more volatile and uncertain political and credit risk profile than the U.S. Government market with which the Company is accustomed to conducting its business. While the Company seeks to minimize the collection risks on these contracts by normally securing significant advanced payments with the balance secured by irrevocable letters of credit, the Company cannot always be assured of receiving full payment for work that it has performed due to unforeseen credit and political risks . Should such a default on payments owed the Company ever occur, a significant effect on earnings, cash flows and cash balances may result.


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



TCI INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

June 30, 1997 Compared to September 30, 1996


Consolidated cash, cash equivalents and marketable securities totaled $17,415,000 at June 30, 1997, compared to $24,566,000 at September 30, 1996. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenue from operations, will be sufficient to fund its operations through fiscal year 1998. The Company intends to utilize its cash balance to fund its operations and its growing spectrum management product line.

A significant portion of the Company's sales is associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotments of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. Contracts with agencies of the U.S. Government or with prime contractors working on U.S. Government contracts contain provisions permitting termination at any time for the convenience of the Government. No assurance can be given regarding future financial results as such results are dependent upon many factors, including economic and competitive conditions, incoming order levels, shipment volume, product margins and foreign currency exchange rates.

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

At June 30, 1997, the Company has standby letters of credit outstanding of approximately $6,170,000 serving as bid, performance, and payment bonds. The standby letters of credit are collateralized by the Company's cash or short-term investments.



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

TCI INTERNATIONAL, INC.
(Registrant)


/s/  John W. Ballard III
__________________________________
John W. Ballard III
Vice President , Chief Financial Officer
(Duly authorized officer of the registrant and
principal financial officer of the registrant)



Date