Form 10-K
period 1997-09-30
TCI INTERNATIONAL INC
filed 1997-12-30
CIK 357064

WASHINGTON, D.C. 20549
FORM 10-K

___X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended September 30, 1997

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:YES  X  	NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of September 30, 1997, the aggregate market value of voting stock held by non-affiliates was $19,617,242.

As of September 30, 1997, the number of shares of common stock outstanding was 3,202,815.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 10, 1998 are incorporated by reference into Part III hereof.


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


Products
The Company designs and manufactures specialized radio transmission and receiving equipment and offers these items for sale as separate products or as part of larger systems comprised of various components. The Company's signal collection and radio spectrum management systems cover the full spectrum of radio frequencies. Until recently the majority of the Company's antenna and frequency management products have been primarily designed for operation in the HF, or "short-wave," portion of the electromagnetic spectrum (1.6 to 30 megahertz), and the medium frequency portion of this spectrum (0.5 to 1.6 megahertz). High frequency radio signals have the special characteristic of being reflected by the earth's ionosphere and, therefore, offer an effective medium for radio communication over long distances. The Company has recently developed antennas covering frequencies up to 3000 megahertz which have applications in both signal collection and broadcasting systems.


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

Communications antennas of the type designed and manufactured by the Company are usually employed in large scale systems, such as civil shore-to-ship and land-to-air systems, as well as their tactical military counterparts. Typical Company communications antennas range in price from approximately $20,000 to $300,000 and are often sold into systems valued between $1,000,000 and $6,000,000.


Broadcast Systems
In many countries, short-wave radio broadcasting remains the preferred medium for the governments' international news organizations and propaganda services to reach foreign mass audiences. The U.S. International Broadcasting Bureau (Voice of America) and the BBC World Service are examples of users of radio broadcasting products sold by the Company. TCI markets high performance, high-power broadcast antennas and antenna systems which operate continuously over a wide range and provide for electronically-controlled broadcasting patterns. Typical system orders range in price between $750,000 and $10,000,000.

Within a country's borders, essentially all broadcasting is done using AM, FM, and TV. AM broadcasting uses frequencies in the medium frequency (MF) band in the range 525 to 1705 kHz, which are received by car radios or pocket transistor radios. FM and TV transmissions use frequencies above 30 MHz in the very high and ultra-high (VHF and UHF) frequency range.

The Company manufactures antennas for MF broadcasting, which it sells either directly to local broadcasting organizations or to transmitter manufacturers and systems integrators who re-sell to broadcasters. TCI also offers complete MF transmitting systems, including TCI antennas and transmitting and audio equipment manufactured by others and integrated by the Company. Typical system orders range in price between $100,000 and $6,000,000.

TV broadcasting presents an exciting opportunity to the Company both in the United States and in foreign markets. Within the United States, in April 1997 the Federal Communications Commission
(FCC) ordered that TV stations begin broadcasting digital television (DTV) signals over the next several years. The FCC has given each of the approximately 1700 commercial and non-commercial TV stations an additional frequency on which they must transmit DTV. After a date to be certain, all analog TV broadcasting will cease. The actual timetable of the switch from analog to digital TV remains uncertain because of many exceptions which have been legislated by the United States Congress. However many of the larger broadcasting organizations in the major market areas have already begun to add DTV service. The domestic DTV marketplace is expected to grow slowly over the next few years, followed by more rapid growth as more broadcasters decide how best to implement the changeover to digital broadcasting.


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

The primary objectives of spectrum management systems are the following: (a) maintenance of sufficient order and discipline in the radio spectrum so that modern radio and wireless services can function; (b) issuance of frequency assignments to users; (c) licensing, invoicing and administration; (d) data base management;
(e) spectrum monitoring, which includes signal intercept, identification, location and measurement; and (f) preparation and submission of reports. Traditionally, these functions have been performed manually, using stand-alone receivers, measurement instruments, and numerous forms filled out by hand. The Company provides turn-key systems which perform all tasks in an automated, integrated, seamless operation, with a minimum of operator intervention. These systems use Company products, as well as other commercial, off the shelf equipment, integrated in a flexible configuration. This modular architecture allows the use of a common set of building blocks to tailor each system to the exact requirements of the customer.

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


Frequency Management and Spread Spectrum Communication Systems for the HF BandThe variability of propagation conditions and the difficulty of locating optimum propagation frequencies reduce the probability of establishing satisfactory HF communications at any given moment. While less than a 100% reliability factor is acceptable for many users of HF communications, historically certain military and diplomatic communicators have demanded a very high level of reliability. In order to achieve the dependability needed by these military and diplomatic users, the Company has developed frequency management systems which allow HF communicators to obtain real-time continuous measurements of spectrum-wide propagation characteristics, interference levels, and channel occupancy. By correlating these measurements, the HF operator can select the optimum frequency over which to communicate. Although developed initially for military users, these products are suitable for other applications, including HF broadcast.

The technology and equipment developed for HF frequency management systems provides highly reliable spread spectrum transmission and reception of short messages. These messages of 40 characters or less can include emergency action commands.

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

The Company's frequency management systems are currently employed by the United States Army, Navy, Air Force, and Marine Corps, as well as by the armed forces of numerous foreign nations. The price of a minimum configuration is approximately $50,000;however, the price of a typical system configuration is considerably higher.


Marketing
The Company markets its equipment and systems to U.S. and foreign government agencies by its direct marketing force, supplemented by local representatives who are paid a commission for most foreign sales. Various products and systems are also sold to national telephone and telegraph carriers, information services, and religious organizations. Foreign sales of signal collection systems, frequency management systems, spread spectrum communication systems, and certain antennas having specialized military applications must have the approval of the United States Department of State which limits the sales of such products to foreign markets. Such sales are subject to changes in United States policy concerning the export of military technology.

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


Manufacturing
Antenna systems are generally manufactured to order from standard cable, fittings, insulators, and fasteners. In the manufacturing process, fittings are attached to antenna wires by machinery that also measures, forms, and cuts the wires to close tolerances. Antennas are packaged in pre-assembled kits, reducing installation time and cost, and increasing reliability.

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

Radio spectrum monitoring systems are assembled using readily available computer equipment and specialized signal measurement equipment provided by either qualified subcontractors or by the Company combined with specialized equipment provided by the Company. To a significant extent, the heart of such systems lies in the proprietary software that is incorporated into the system. These systems are thoroughly tested in a simulated operating environment prior to final delivery.

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

Although many of the Company's products are installed by its customers, the Company offers installation services including turn-key project management.


United States Government Contracts and Regulations
Sales to the U.S. Government under prime and subcontracts accounted for 31%, 42%, and 60% of the Company's revenue in fiscal years 1997, 1996, and 1995, respectively. The Company's U.S. Government business is performed under cost-reimbursement-type contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, and cost-plus-award-fee) and under fixed-price-type contracts (firm fixed-price and fixed-price incentive). During fiscal 1997, 30% of the Company's total revenue came from U.S. Government fixed-priced-type contracts, and 1% from U.S. Government cost-reimbursement-type contracts, compared to 40% and 2%, respectively, in fiscal 1996 and 59% and 1%, respectively, in fiscal 1995.

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

Contracts with the United States Information Agency ("USIA") combined with subcontracts to companies with prime contracts to the USIA accounted for 13% of total revenue in fiscal 1997, 23% in fiscal 1996 and 18% in fiscal 1995.

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

The principal competitive factors in the broadcast and communications markets are reliability, performance, price, and breadth of product line. The Company's principal competitors in the ground-based, high frequency (HF) communications antenna market are Andrew Corporation, Antenna Products Corporation, CSA, and Marconi Communications Systems, Ltd. In the market for HF (short-wave) and medium wave (MF) broadcast antennas, the principal competitors are divisions of larger companies, including Thomcast, Marconi Communications Systems, Limited, and Continental Electronics, all of which also manufacture broadcasting transmitters. The size, international reputation, and vertically integrated operations of these companies give them an advantage over the Company, particularly in bidding on entirely new stations in Third World countries.

In signal collection systems, competitors include AEG Telefunken, CODEM Systems, Inc., E-Systems, Harris Corporation, Racal Communications, Rohde and Schwarz, Siemens Plessey & Co. Ltd., Southwest Research Institute (SWRI), Thomson-CSF, Tadiran, and TRW. Performance and the ability to design and produce a system for a specialized application at a lower price are the principal competitive determinants. Selection of a particular supplier's products for incorporation in a military signal collection system frequently limits further competition by other vendors during the program's life cycle.

Manufacturers of HF frequency management systems include, among others, Rockwell International Corp., Harris Corporation, Andrew Corporation, and Racal Communications. Since the competitors' products tend to be less expensive, the Company must convince its customers that its equipment has sufficient performance advantages. Competition to provide radio spectrum monitoring and compliance systems comes from, among others, Tadiran, Rohde and Schwarz, and Thomson-CSF. Similar to the Company's position in supplying signal collection systems, best value expressed as a function of performance and price are the competitive determinants in most markets. Additionally, since many of these systems are marketed in less developed countries, the ability to offer attractive financing alternatives also weighs strongly in the customer's decision making process. The Company will continue to rely on the availability of external sources of capital to meet its requirement to offer financing on these international procurements.

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


Employees
As of September 30, 1997, the Company had 158 full-time employees.
 None of the employees are represented by a labor union, and the Company considers its employee relations to be good. The
Company's success is dependent on its ability to retain highly-skilled personnel.



ITEM 2 - Properties
                            Floor Area (sq. ft.)        Lease
                            Company                     Expiration
                            Leased                      Date
Sunnyvale, CA (1 building)  95,000                      2000
Sunnyvale, CA (1 building)  29,000                      1998
                 Total     124,000

In addition, the Company leases office space in Redhill, Surrey, United Kingdom (U.K.). The Company believes that its office space for its corporate headquarters is suitable and adequate and will meet its needs for the foreseeable future.



ITEM 3 - Legal Proceedings
On December 14, 1994, the California Regional Water Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early 1995, the Regional Water Board ordered the owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995 in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration. In April,1997, pursuant to their rights as the largest PRP, Teledyne, Spectra Physics and Montwood submitted a petition to convene a hazardous substance cleanup arbitration panel (HASCAP) with an ultimate goal of determining and apportioning liability for the cleanup costs amongst all of the PRPs associated with the site. The Office of Environmental Health Hazard Assessment ("OHENHA"), the state agency that will decided whether to convene an arbitration panel, is reviewing objections filed by TCI and other respondents, and has not as yet made a determination as to whether to convene an arbitration panel. Being named as a PRP could result in the Company becoming subject to a subsequent final order from the Regional Water Board or a defendant in a civil lawsuit in which others might seek to recover from the Company a portion of the costs spent on investigating and cleaning up the contamination. Because there is currently no proposal to impose a final binding regulatory order on the Company, it is not possible to predict either the outcome of the current regulatory proceedings or to estimate with any certainty whether the Company will ultimately be judged to be liable for any portion of the investigation and
remediation costs associated with the subject site.   In any case,
the Company will continue to vigorously assert its claim that its operations are not now and never have been a source of environmental contamination.

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

The Company is from time to time involved in routine litigation or threatened litigation arising from the ordinary course of its business.Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.


ITEM 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 1997.


PART II

ITEM 5 - Market for Registrant's Common Equity and Related
Stockholder Matters
The Company's common stock is traded over-the-counter on the National Market System and quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ Symbol
TCII). The following table sets forth the high and low closing sales price as reported on the Over-the-Counter National Market System. These prices do not include retail markups, markdowns or

                     Fiscal 1997     Fiscal 1996
Quarter Ended        High    Low     High    Low
December 31         $7.63  $6.38   $10.13  $7.50
March 31             7.25   6.25     9.00   6.38
June 30              7.13   5.88     7.63   6.50
September 30         6.88   4.97     7.50   6.13

As of September 30, 1997, there were 547 stockholders of record.
The Company has not paid any cash dividends on its common stock since inception, and the Company presently intends to reinvest any earnings into the business.


ITEM 6 - Selected Financial Data
The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements included elsewhere herein.

Data for the Five Years Ended September 30,
(In thousands, except per share amounts)

                                               1997        1996        1995        1994         1993

Statement of Operations Data:
Revenue                                       $34,101     $32,695     $29,354     $25,562     $28,258
Operating costs and expenses:
     Cost of revenue                           28,650      21,856      18,672      15,798      22,613
     Marketing, general and administrative     11,857      10,941      10,348       9,555      10,110
     Write-off of goodwill                          0           0           0           0       5,462
Income (loss) from operations                  (6,406)       (102)        334         209      (9,927)
Investment income, net                          1,079       1,602       1,072         691         338
Income (loss) before provision (credit)
     for income taxes                          (5,327)      1,500       1,406         900      (9,589)
Income (loss) before change in accounting
     for income taxes                          (5,582)      1,056       1,311         756      (8,322)
Change in accounting for income taxes
     (SFAS 109)                                     0           0           0       1,511       0
Net income (loss)                              (5,582)      1,056       1,311       2,267      (8,322)

Per share:
Income (loss) before change in accounting
     for income taxes and extraordinary item    (1.75)        .31         .39         .23       (2.44)
Change in accounting for income taxes
     (SFAS 109)                                     0           0           0         .45           0
Net income (loss)                               (1.75)        .31         .39         .68       (2.44)

Shares used in per share
     computations                               3,194       3,366       3,400       3,335       3,417

Balance Sheet Data:

Working capital                               $18,500     $22,246     $23,172     $22,098     $19,355
Total assets                                   29,866      39,192      32,373      33,241      33,895
Stockholders' equity                           20,549      26,014      24,855      24,072      22,620


Quarterly Financial Data for the Two Years Ended September 30, 1997Since revenue is generally recognized on a percentage of completion basis, which is based upon total direct and indirect costs incurred, there may be fluctuations in the Company's quarterly results.These fluctuations can result from uneven flow of incoming material and revisions to cost estimates on long-term contracts.


(In thousands, except per share amounts)

                          Fourth       Third      Second       First
                          Quarter      Quarter    Quarter      Quarter
Fiscal 1997
Revenue                   $8,139       $5,822     $9,472       $10,668
Gross profit                (437)      (2,935)     2,837         3,603
Net income                  (905)      (5,137)        84           377
Net income per share        (.28)       (1.61)       .02           .11

Fiscal 1996
Revenue                  $10,400       $8,559     $7,809        $5,927
Gross profit               2,614        2,936      2,599         2,690
Net income                    77          285        360           334
Net income per share         .02          .08        .11           .10



ITEM 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview
The Company believes its business has been affected by the end of the Cold War, which has permanently eroded the market demand for many of the Company's traditional products. Because of the shift in focus from Cold War driven planning on the part of many of its traditional customers, the Company expects that large, long duration U.S. government programs in defense intelligence and broadcasting will not return and that revenue from such contracts will generally constitute a smaller percentage of total revenue in future periods. Similarly, the Company believes the long-term market for ultra-reliable HF communication systems will continue to diminish and will in the future be limited to predominantly overseas markets and commercial applications. If not replaced by revenues from communication products or services with a broader and more modern market appeal, these changes in customer demand for its products will manifest themselves in permanent reductions in revenues and accompanying gross margins.

Since 1993, the Company's product diversification efforts have focused principally on three areas. The first two areas relate directly to proprietary elements of frequency management technology for use in commercial aviation and maritime communications applications. The third area of diversification leverages the direction finding technology developed by TCI principally for military applications into a world-wide market for similar radio spectrum monitoring and surveillance equipment. These systems are used by national regulatory agencies, similar to the Federal Communications Commission ("FCC") to maintain order and discipline in the radio spectrum. Additional efforts generally characterized by being smaller in scope and expenditure level have also been undertaken in the TV and FM broadcast equipment product area.

During fiscal 1995, teamed with the Hewlett Packard Company, the Company achieved its first diversification success as it won a contract to supply radio spectrum monitoring and surveillance equipment to a foreign customer which was delivered in early 1997. In fiscal 1996, again teamed with the Hewlett Packard Company, the Company won its second significant radio spectrum monitoring and surveillance contract. In March of 1997, in an effort to increase both its market share and the gross margins available, the Company committed itself to replace the equipment previously supplied by the Hewlett Packard Company with an all-DSP based solution of proprietary origin and design. The Company is currently bidding this equipment configuration into various procurements and will continue to make investments in its related product line so as to increase its relative content and value-added component. The competitive nature of these procurements and the lengthy evaluation process are such that no assurances can be given that the Company will win any of these opportunities or that these awards will be made to any supplier in the near future.

In 1996, the Company determined that due to certain attributes of the maritime communications market, including an assessment that an overabundance of satellite communications capacity is coming on line, the introduction of a world-wide, maritime communications network using proprietary elements of the Company's HF radio technology was not economically viable. At that time, the Company decided to halt the expenditure of development funds in this area. While limited efforts continue to be made to find proprietary avenues for the use of the Company's equipment in the commercial aviation market, any resultant suitable market for the Company's products in this particular application is not expected to be large enough to materially affect future operating results.

During the last three years the Company has expended approximately $4,000,000 on research and development efforts related to its product and market diversification efforts. All costs for such product development are presently funded internally and are expensed as incurred. The Company expects that the future costs of these and other efforts including potential acquisitions may be significant enough to generate a loss from operations in fiscal 1998. While marketable products are not expected to be ready before late fiscal 1998, at the earliest, the investment of financial and human resources will continue on each of the commercial efforts until either successful product introduction is achieved or it is determined that a viable market does not exist for these products.

The Company's funded backlog as of September 30, 1997 was approximately $20 million, compared to approximately $30 million as of September 30,1996. The following table sets forth the total backlog, which includes the value of unexercised options (on U.S. Government contracts) which the Company believed were likely to be exercised, for the periods indicated (in thousands):


                    As of September 30,
               1997        1996        1995

Backlog       $23,000     $35,000     $36,000


Of the $23 million backlog at 1997 fiscal year end, approximately $22 million is expected to be recognized as revenue prior to September 30, 1998. Most contracts are, by their nature, subject to termination for reasons of cause or default, and on occasion, can be terminated for reasons beyond the control of the Company.

Approximately $3,700,000 of the $23,000,000 total backlog reported at fiscal 1997 year end is associated with two contract awards for the supply of spectrum monitoring and compliance systems for two foreign customers representing the Company's first diversification success. Future growth in revenue and backlog is largelycontingent on the ability of the Company to successfully execute its plans for product and market diversification.


Results of Operations
As an aid to understanding the Company's consolidated operating results, the following table indicates the percentage relationships of income and expense items for each of the last three fiscal years.


                                                 Percentage of Revenue
                                                Years Ended September 30,
                                               1997        1996       1995

Revenue                                       100.0%      100.0%     100.0%
Operating costs and expenses:
     Cost of revenue                           84.0        66.8       63.6
     Marketing, general and administrative     34.8        33.5       35.3
Income (loss) from operations                 (18.8)       (0.3)       1.1
Investment income, net                          3.2         4.9        3.7
Income (loss) before provision
     for income taxes                         (15.6)        4.6        4.8
Provision for income taxes                       .8         1.4        0.3
Net income (loss)                             (16.4)%       3.2%       4.5%


The approximate revenue attributable to contracts from both domestic and overseas customers is shown below (in thousands):

                       1997        1996        1995

Domestic revenue      $11,000     $15,000     $18,100
Overseas revenue       23,100      17,700      11,200
     Total            $34,100     $32,700     $29,300


In fiscal 1997, largely due to the Company's diversification success in the radio monitoring and spectrum compliance market, revenue continued its three year growth trend. Because more than 21% of fiscal 1997 revenue came from radio and spectrum compliance programs, substantially all of the Company's revenue growth can be seen to have come from its diversification efforts which have been focused entirely overseas. More specifically, revenue from one commercial contract in the radio monitoring and spectrum compliance business area represented 15% of the total revenue in fiscal 1997.

The Company anticipates that revenue may continue to grow modestly, particularly in the international sector, but that it will not return to the historical levels of years prior to fiscal 1993 without the Company first achieving additional and broad-based success with product and market diversification efforts.

During the third quarter of fiscal 1997, the Company recorded approximately $2,500,000 in non-cash reductions to its inventory balance that are reflected in the cost of revenue figures included herein. Prior to these adjustments, the cost of revenues would have been $26,145,000 or 77% of revenues for fiscal 1997. The majority of this inventory adjustment was made necessary by the recognition that customer demand for the existing BR Communications product line was weaker than previously expected.
A significant portion of the existing product line was originally designed for military and highly specialized communication purposes. With increasing frequency, such communication requirements are being satisfied by the use of various commercial communications mediums which provide faster, more robust means of communicating, including secure satellite and other wireless communication technologies. Consequently, for the first time since the acquisition of BR Communications in 1987, its backlog comprises an insignificant percentage of the Company's total backlog principally due to a lack of contract opportunities in this area. While there remains a limited number of order opportunities, the future prospects for the sale of existing product items in significant quantities is considered unlikely. The Company expects to continue to fill orders for existing products as they are received and to support the products it has sold by making the sale of spare parts available on an as required basis. However, the Company does not expect to carry substantial inventories for these purposes in the future.


Ignoring the inventory adjustment made during the third quarter of 1997, the cost of revenue in fiscal year 1997 was approximately 11% higher than the previous year. This is a reflection of executing a backlog which has a mix of inherently lower margin contracts associated with it which materialized because of competitive bidding pressures to be the low-priced supplier. During the fourth quarter of fiscal 1997, margins were further impacted due to a very small contribution to revenues and corresponding gross profit made by the BR Communications product line.

Since 1993, the Company has experienced significant competitive bidding pressures to be the low-priced supplier in its broadcast and spectrum management system product lines. As a result, the Company has experienced a corresponding reduction in gross margins that was initially seen in fiscal 1995 which has continued during fiscal 1997. Gross margins expressed as a percentage of revenue are expected to stabilize but are not expected to return to pre-fiscal 1995 levels until such time as new products are introduced which gain acceptance from customers in the form of new contracts. In fiscal 1997, Marketing, General and Administrative ("M,G&A") costs increased 8% over previous year levels. This increase reflects a continued emphasis being placed on marketing and selling related activities as well as a general increase in personnel costs. The Company anticipates quarter to quarter fluctuations in the amount of revenue recognized based upon the timing of receipt of material on its long-term contracts as well as the timing of award of foreign business, and as a result, quarter-to-quarter comparisons of revenue and profitability are not particularly meaningful.

The revenue growth experienced in fiscal 1996 over the previous year is, similar to the 1997 trend, attributable to the success of the company's diversification programs. Revenues during each of the last three fiscal years have increasingly been comprised of international sources with fiscal 1997 international revenues approximately twice the level of fiscal 1995 international revenues. Due to forces similar to those experienced in fiscal 1997 and discussed herein, M,G&A costs have grown at approximately 6%-8% per year since 1994.

During the fourth quarter of fiscal 1997, the Company booked a tax provision of $212,000 to cover its foreign tax liability associated with the execution of a certain contract in a South American country. Because no tax treaty exists between the U.S. and most South American countries, such taxes are calculated without respect to the parent Company's tax position in the U.S.
 In this instance, the effect is to require the Company to pay foreign source income taxes even though the U.S. corporation is unprofitable. These taxes can be used to offset foreign source income generated by the Company before 2002 after the available net operating loss ("NOL") is first used to offset future tax liabilities. Prior to fiscal 1997 and after fiscal 1993, the Company reduced its payment of income taxes by offsetting these liabilities with an NOL carryforward originally generated in fiscal 1993. As a result, the effective tax rate incurred by the Company in fiscal 1996, 1995, and 1994 was 30%, 7%, and 16% respectively. At the end of fiscal 1997, the Company had approximately $xxxxxxxx 1,740,000 of NOL remaining which to the extent it is able to generate profits the Company intends to use the remaining NOL to offset tax liabilities in future fiscal years. If the Company is unable to generate profits against which the NOL would be utilized to offset a corresponding tax liability, the current NOL would expire in 20122012. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of consistent earnings history for the Company.

Expenditures for independent research and development ("IR&D") were approximately $1,600,000, $2,000,000, and $1,800,000 in fiscal 1997, 1996, and 1995, respectively. In addition to IR&D, a significant portion of engineering effort is customer-sponsored by both cost reimbursement and fixed-price contracts. Such engineering effort relates to the design and development of new products as well as improvements to existing products. Expenditures for customer-sponsored research, development, and engineering were approximately $3,700,0004,100,000, $4,200,000 and $3,500,000 in fiscal 1997, 1996, and 1995, respectively.
Additionally, a portion of new product development work of a conceptual nature is charged to bid and proposal costs when the development has an immediate, potential customer. IR&D and bid and proposal costs are included in M,G&A expenses in the statements of operations.

During the past three fiscal years, a substantial part of the Company's net income has been derived from interest income from its various investments. Because the Company plans to expend significant funds on its product and market diversification efforts, and because the precise timing of payments due on existing contracts and the receipt of down payments on new contracts is difficult to predict, the Company believes investment income may decline and may not return to current levels until such time as the Company begins generating positive cash flows from its diversification activities.


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

During fiscal 1995, the Company formed a wholly-owned subsidiary, TCIW, to provide wireless communication services to the maritime and commercial aviation markets using proprietary equipment developed by the Company and facilities and bandwidth provided by various coast station operators around the world. Since its formation, the Company has determined that an opportunity to provide a world-wide maritime communications network using elements of its proprietary products was not economically viable, and as a result, ceased expenditures on this activity during early fiscal 1997. The Company intends, however, to leverage its expertise in RF technology applications and its ability to conduct business in foreign markets by pursuing outside technology and business acquisitions which complement various characteristics of its existing core businesses. The Company expects that the future cost of this product diversification strategy may be significant enough to generate a loss from operations during any quarter between now and at least the end of fiscal 1998.

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


Risk Associated with Expansion into Additional Markets and Product
Development
The Company believes that its future success is substantially dependent on its ability to successfully acquire, develop and commercialize new products and penetrate new markets. In addition to the Company's ongoing efforts to diversify its product offerings within its core businesses such as the spectrum management system business, the Company intends to pursue a diverse, but focused product and market development initiative during the next three years. The Company believes that its general knowledge of RF technology and its related applications combined with its proven ability to conduct business in overseas markets can be exploited to return the Company to an aggressive growth posture. While not strictly limited to these product areas, the Company is currently pursuing various rural communication and telephony applications using its proprietary technology, certain transmitter product initiatives in the FM, TV and wireless cable TV markets which compliment the Company's antenna expertise and certain RF technologies with potential application in the markets of tracking various kinds of assets in indoor and outdoor settings. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. Should the Company expend funds to acquire outside entities or technology, there can be no assurance that sufficient returns will be realized to offset these investments. The inability of the Company to successfully develop or commercialize new products or failure of such products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.


Risks Associated with Conducting Business Overseas
A substantial part of the Company's revenue are derived from fixed priced contracts with foreign governmental entities. With increasing frequency, the Company finds a demand for its products in third world countries and developing nations which have an inherently more volatile and uncertain political and credit risk profile than the U.S. Government market with which the Company is accustom to conducting its business. While the Company seeks to minimize the collection risks on these contracts by normally securing significant advanced payments with the balance secured by irrevocable letters of credit, the Company cannot always be assured of receiving full payment for work that it has performed due to unforeseen credit and political risks.

The Company is in the process of executing contract obligations in a number of countries that have been subjected to substantial devaluations of currency during the last fiscal year. While the majority of payments owed the Company are made in U.S. dollars and are secured before product shipment with irrevocable letters of credit, scenarios could occur that make it difficult for the Company to collect all the money owed against the payment of a given contract. Should such a default on payments owed the Company ever occur, a significant effect on earnings, cash flows and cash balances may result.


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


Liquidity and Capital Resources
Cash used in operations in fiscal 1997 and fiscal 1995 were $9.4 million and $7 thousand, respectively. Cash provided by operations was $6.3 million in fiscal 1996. In fiscal 1997, cash used in operations resulted primarily from a net loss of $5.6 million which included a non-cash inventory adjustment of $2.5 million, offset by an increase in accounts receivable of $3.6 million and a decrease in accounts payable of $2.6 million. The increase in accounts receivable was due to the timing of milestone and final billings on various contracts. In fiscal 1996, cash provided by operations resulted primarily from a net income of $1 million, an increase in accounts payable of $4.2 million and customer deposit and billing on uncompleted contracts in excess of revenue recognized of $1.6 million. In fiscal 1995, cash was provided from a net income of $1.3 million, offset by an increase in accounts payable of $1.7 million resulting in a net cash used in operation of $7 thousand.

Cash of $12.5 million was provided from investing activities in fiscal 1997 through the maturity of short-term investments. Cash used in investing activities for fiscal 1996 and 1995 was $2.8 and $4.3 million, respectively. This is due to the purchase of short-term and long-term investments.

As of September 30, 1997, the Company had approximately $14 million in cash and short-term investments. As of the same date, the Company had standby letters of credit outstanding totaling
approximately $6.4 million.   These standby letters of credit are
collateralized by the Company's cash or short-term investments. See further discussion in Note 8 of the Notes to Consolidated Financial Statements. The Company currently believes that its cash and expected cash flow from operations will be sufficient to fund its operations through fiscal 1998.

A significant portion of the Company's sales are associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotments of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. Contracts with agencies of the U.S. Government or with prime contractors working on U.S. Government contracts contain provisions permitting termination at any time for the convenience of the Government. No assurance can be given regarding future financial results as such results are dependent upon many factors, including economic and competitive conditions, incoming order levels, shipment volume, product margins and foreign exchange rates.

The large size of certain of the Company's orders makes it possible that a single contract termination, cancellation, delay, or failure to perform could have a significant adverse effect on revenue, results of operations, and the cash position of the Company.

A portion of the Company's revenues are derived from governments in areas of political instability. The Company generally attempts to reduce the risks associated with such instability by requesting advance payments if appropriate, as well as letters of credit or central government guarantees. Most of the Company's overseas contracts provide for payments in U.S. dollars. However, in certain instances the Company, for competitive reasons, must accept payment in a foreign currency.

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

3.4  Amendment to Restated Certificate of Incorporation of TCI
     International, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q for the quarter ended March 31, 1992; commission file number0-10877)

4.1  Rights Agreement between the Company and Bank of America,
     NT&SA, dated December 15, 1989 (Incorporated by reference to
     Exhibit 1 to the Company's Form 8-K dated January 5, 1990;
     commission file number 0-10877)

4.2  First Amendment to Rights Agreement between the Company and
     Bank of America, NT&SA. (Incorporated by reference to Exhibit 2 to the Company's Form 8, Amendment No. 1 dated
     October 7, 1991; commission file number 0-10877)

10.1 The Company's Stock Option Plan (1981) as amended.
     (Incorporated by reference to Exhibit 28(a) to the Company's
     Registration Statement on Form S-8 No. 33-11339 filed on
     December 29, 1988.)

10.2 Form of Incentive Stock Option Agreement under the Company's
     Stock Option Plan (1981). (Incorporated by reference to
     Exhibit 28(b) to the Company's Registration  Statement on
     Form S-8 No. 33-11339 filed on December 29, 1988.)

10.3 Form of Non-Qualified Stock Option Agreement under the Company's Stock Option Plan (1981). (Incorporated by reference to Exhibit 28(c) to the Company's Registration Statement on Form S-8 No. 33-11339 filed on December 29, 1988.)

10.4 1995 Non-employee Director Stock Option Plan under the Company's Stock Option Plan (1981). (Incorporated by reference to Exhibit 99.1, 99.2 and 99.3 to the Company's Registration Statement on form S-8 No. 33-11339 filed on December 29, 1988.)

10.5 The Company's Employee Stock Ownership Plan (Incorporated by reference to Exhibit 99 to the Company's Registration
     Statement on Form S-8 No. 33-73484 filed on December 27,
     1993.)

10.6 Amendment No. 1 to the Company's Employee Stock Ownership Plan dated as of October 1, 1992. (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number 0-10877)

10.7 Plan Amendment to the Company's Employee Stock Ownership Plan dated as of January 1, 1994. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number 0-10877)

10.8 TCI's 401(k) Plan.  (Incorporated by reference to Exhibit
     10.21 to TCI's Form 10-K for the fiscal year ended September
     30, 1986; commission file number 0-10877)

10.9 Amendments la, 1b, and 2 to the TCI International, Inc.
     401(k) Plan. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for fiscal year ended September 30, 1988; commission file number 0-10877)

10.10 Directors' Indemnification Agreements and Addendum's dated
      November 29, 1990.  (Incorporated by reference to Exhibit
      10.21 to the Company's Form 10-K for fiscal year ended
      September 30, 1990; commission file number 0-10877)

10.11 Lease between Technology for Communications International and Justin M. Jacobs, Jr. DBA Caspian Investments, dated May 1, 1992. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the quarter ending March 31, 1992; commission file number 0-10877)

10.12 Lease between Technology for Communications International and RREEF USA FUND-II Inc. dated May 1, 1992. (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarter ending March 31, 1992; commission file number 0-10877)

10.13 Purchase agreement dated December 28, 1995 between
      Technology for Communications International and Ministry of
      Communications, The Communications Fund, Colombia.

22    List of subsidiaries of TCI International, Inc.

23.1  Consent of KPMG Peat Marwick LLP

23.2  Consent of Deloitte & Touche LLP



TCI INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      Page
                                                    Reference

Report of KPMG Peat Marwick LLP                        F-2

Report of Deloitte & Touche LLP                        F-3

Consolidated Financial Statements:

     Consolidated Balance Sheets as of September 30,
     1997 and 1996                                     F-4

     Consolidated Statements of Operations for the
     Three Years Ended September 30, 1997              F-5

     Consolidated Statements of Stockholders' Equity
     for the Three Years Ended September 30, 1997      F-6

     Consolidated Statements of Cash Flows for the
     Three Years Ended September 30, 1997              F-7

     Notes to Consolidated Financial Statements        F-8



REPORT OF KPMG PEAT MARWICK LLP


To the Stockholders and Board of Directors of TCI International,
Inc.:


We have audited the accompanying consolidated balance sheets of TCI International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1997 in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP




November 7, 1997
Palo Alto, California



REPORT OF DELOITTE & TOUCHE LLP


To the Stockholders and Board of Directors of TCI International,
Inc.:


We have audited the consolidated statements of operations, stockholders' equity and cash flows of TCI International, Inc. and its subsidiaries as of September 30, 1995. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of TCI International, Inc. and its subsidiaries for the year ended September 30, 1995 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP



November 22, 1995
San Jose, California



TCI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
September 30,                                           1997          1996

ASSETS

Current assets:
     Cash and cash equivalents                        $ 10,439       $ 7,249
     (Includes restricted cash of $6,420 in 1997,
       $1,896 in 1996)
     Short-term investments                              4,089        15,529
     Accounts receivable:
          Billed, net of allowance of $218 in 1997,
               $228 in 1996                              1,234         1,922
          Unbilled                                       8,970         4,715
     Inventories                                         2,118         5,179
     Prepaid expenses                                      967           830
          Total current assets                          27,817        35,424
Property and equipment, net                              1,623         1,566
Long-term marketable securities                              0         1,788
Other assets                                               426           414
Total assets                                           $29,866       $39,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $ 3,560       $ 6,123
     Customer deposits and billings on uncompleted
          contracts in excess of revenue recognized      1,019         3,336
     Accrued liabilities                                 4,738         3,719
          Total current liabilities                      9,317        13,178
Commitments and contingencies (Notes 8 and 10)
Stockholders' equity:
     Common stock:
          Authorized - 5,000 shares, $.01 par value
               Issued - 3,281 shares as of
                  September 30, 1997 and  1996          11,780        11,780
               Shares held in treasury at cost -
                  79 and 102 shares as of
                  September 30, 1997 and 1996             (351)         (455)
               Retained earnings                         9,124        14,723
               Net unrealized (loss) on investments         (4)          (34)
                  Total stockholders' equity            20,549        26,014
Total liabilities and stockholders' equity             $29,866       $39,192

See accompanying Notes to Consolidated Financial Statements.



TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

Years ended September 30,                       1997       1996       1995

Revenue                                        $34,101    $32,695    $29,354
Operating costs and expenses:
  Cost of revenue                               28,650     21,856     18,672
  Marketing, general and administrative         11,857     10,941     10,348
Total operating costs and expenses              40,507     32,797     29,020
Income (loss) from operations                   (6,406)      (102)       334
Investment income, net                           1,079      1,602      1,072
Income(loss) before provision
      for income taxes                          (5,327)     1,500      1,406
Provision for income taxes                         255        444         95
Net income (loss)                              $(5,582)   $ 1,056    $ 1,311

Per share:
Net income (loss)                              $ (1.75)   $   .31    $   .39

Shares used in per share computations            3,194      3,366      3,400

See accompanying Notes to Consolidated Financial Statements



TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands
                                                     Common                   Net Unrealized
                                                    Stock in                    Gain (Loss)
                                  Common Stock      Treasury       Retained         on
                                Shares   Amount  Shares   Amount   Earnings     Investments   Total

Balances at September 30, 1994  3,341    11,993   (78)     (311)    12,483         (93)      24,072
Retirement of treasury stock      (60)     (213)   60       262        (49)          0            0
Repurchase of common stock for
   treasury stock                   0         0  (164)     (764)         0           0         (764)
Stock options exercised             0         0    40       179        (43)          0          136
Net unrealized gain on investments  0         0     0         0          0         100          100
Net income                          0         0     0         0      1,311           0        1,311
Balances at September 30, 1995  3,281    11,780  (142)     (634)    13,702           7       24,855
Stock options exercised             0         0    40       179        (35)          0          144
Net unrealized loss on investments  0         0     0         0          0         (41)         (41)
Net income                          0         0     0         0      1,056           0        1,056
Balances at September 30, 1996  3,281   $11,780  (102)    $(455)   $14,723        $(34)     $26,014
Stock options exercised             0         0    23       104        (17)          0           87
Net unrealized gain on investments  0         0     0         0          0          30           30
Net loss                            0         0     0         0     (5,582)          0       (5,582)
Balances at September 30, 1997  3,281   $11,780   (79)    $(351)    $9,124         $(4)     $20,549

See accompanying Notes to Consolidated Financial Statements.



TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Year ended September 30,                         1997          1996         1995

Cash flows from operating activities:
Operations:
     Net income (loss)                         $ (5,582)     $ 1,056      $ 1,311
     Reconciliation to cash provided by
        (used in) operations:
          Depreciation and amortization             683          557          644
          Gain on sale of investments                 0            0          (32)
     Changes in assets and liabilities:
          Accounts receivable                    (3,567)         723       (1,739)
          Refundable income taxes                     0            0          739
          Inventories                             3,061         (897)         619
          Prepaid expenses and other assets        (149)        (771)         102
          Accounts payable                       (2,563)       4,223         (268)
          Customer deposits and billings
            on uncompleted contracts in
            excess of revenue recognized         (2,317)       1,582         (724)
          Accrued liabilities                     1,019         (145)        (659)
Cash provided by (used in) operations            (9,415)       6,328           (7)

Cash flows from investing activities:
     Purchases of property and equipment           (735)        (531)        (347)
     Purchases of short-term and long-term
        investments                             (14,037)     (23,266)     (32,830)
     Proceeds from sale of short-term investments     0            0        2,564
     Proceeds from maturity of short-term
        investments                              27,295       20,976       26,260
Cash provided by (used in) investing activities  12,523       (2,821)      (4,353)

Cash flows from financing activities:
     Repurchases of common stock                      0            0         (764)
	Stock options exercised	82	144	136
Cash provided by (used in) financing activities      82          144         (628)

Net increase (decrease) in cash and
   cash equivalents                               3,190        3,651       (4,988)
Cash and cash equivalents at beginning of year    7,249        3,598        8,586
Cash and cash equivalents at end of year        $10,439      $ 7,249      $ 3,598

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

Although for presentation purposes the Company has indicated its year end as September 30, its fiscal year actually ends on the Sunday nearest to September 30. The Company's fiscal year for 1997, 1996, and 1995 ended on September 28, September 29, and October 1, respectively.

Cash Equivalents - Cash equivalents consist of money market investments, government securities, and commercial paper purchased with a maturity at the date of acquisition of less than 90 days ($10,084,000 as of September 30, 1997 and $6,618,000 as of
September 30, 1996). The restricted cash represents the amount held as collateral for stand-by letters of credit at the end of the fiscal year.

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


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses - Marketing, general and administrative expenses include independent (not directly related to or funded by a customer contract) research and development costs of $1,631,000 in fiscal 1997 $1,976,000 in fiscal 1996, and
$1,830,000 in fiscal 1995.

Inventories - Inventories are stated at the lower of cost (first-in, first-out basis) or market and include material, labor, and overhead.

Property and Equipment - Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:

                                          Years
Machinery and equipment                   3 - 10
Leasehold improvements             Remaining life of lease

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

Net Income (Loss) per Share - Net income (loss) per share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect of stock options (using the treasury stock method).

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

Impairment of Long-Lived Assets and Assets to be Disposed Of - The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. SFAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
 The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share." SFAS No. 128 requires the presentation of basic earning per share ("EPS") and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997 and will require restatement of all comparative per share amounts. The Company expects that basic EPS will be greater than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share under the Company's existing capital structure.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires classification of other comprehensive income, as defined by the standard, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

The Company is evaluating its reporting practices and will make the necessary modifications for compliance with SFAS No. 128, SFAS No. 130 and SFAS No. 131.



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Short-term and Long-term Investments
The Company classifies its investments as "available-for-sale securities" and the carrying value of such securities has been
adjusted to fair market value.   The resulting change in fair
market value is reported as a separate component of stockholders' equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at September 30, 1997 and September 30, 1996, were as follows:

In thousands
                             Amortized     Gross Unrealized     Gross Unrealized    Fair
                             Cost          Holding Gains        Holding Losses      Value

September 30, 1997
Short-term investments:
   Certificates of deposit    $1,271            $0                   $0            $1,271
   Government bonds            1,812             0                   (5)            1,807
   Corporate bonds             1,010             1                    0             1,011
                              $4,093            $1                  $(5)           $4,089


September 30, 1996
Short-term investments:
   Certificates of deposit    $6,514            $0                  $(5)           $6,509
   Commercial paper              999             0                    0               999
   Corporate bonds             5,015             0                    0             5,015
   Government bonds            1,995             0                   (5)            1,990
   Municipal bonds             1,016             0                    0             1,016
                              15,539             0                  (10)           15,529

Long-term investments:
   Government bonds            1,812             0                  (24)            1,788
                             $17,351            $0                 $(34)          $17,317


The short-term and long-term cash management portfolio is managed by a securities investment firm which invests primarily in bonds based upon the Company's investment guidelines. The securities are of investment quality to ensure safety of principal and are selected by the firm, who has been given semi-discretionary authority to manage assets in the portfolio.

The Company's short-term investments as of September 30, 1997 have a maturity date of one year or less.

Investment income consists of the following:

Year ended September 30,       1997      1996      1995
                                    (In thousands)
Interest income and other     $1,471    $1,602    $1,040
Realized/unrealized foreign
  currency loss                 (392)        0         0
Realized gain on sale of
  securities                       0         0        32

                              $1,079    $1,602    $1,072



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


4.  Inventories

Inventories consist of the following:

September 30,                      1997          1996
                                     (In thousands)
Material and component parts      $ 1,535      $ 3,726
Work in process                       583        1,453
                                 $  2,118     $  5,179



5.  Property and Equipment
Property and equipment consist of the following:

September 30,                    1997             1996
                                     (In thousands)
Machinery and equipment         $ 7,818          $ 8,690
Leasehold improvements              375              375
                                  8,193            9,065
Accumulated depreciation
   and amortization              (6,570)          (7,499)
                               $  1,623         $  1,566



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Export Revenue and Revenue from Major Customers
Revenue was derived from sales to customers located in the following geographic areas:

Year ended September 30,         1997       1996       1995
                                       (In thousands)
United States                   $10,672    $14,977    $18,127
Europe                            1,753      2,848      3,945
Africa                            6,846      3,757      1,915
Asia/Pacific Basin                8,820      3,961      3,746
South America                     5,542      6,585        166
Other                               468        567      1,455
                                $34,101    $32,695    $29,354

Sales under U.S. Government prime contracts and subcontracts accounted for 31%, 42%, and 60% of the Company's total revenue in 1997, 1996, and 1995, respectively, of which the U.S. Government prime contracts accounted for 27%, 32%, and 45%, respectively. Revenue from contracts with the United States Information Agency (prime contracts and subcontracts) represented 13%, 23% and 18% of the Company's total revenue for 1997, 1996, and 1995, respectively.

Revenue from two commercial customers represented 15% and 14%, respectively of the Company's total revenue for fiscal 1997, 19% and 3%, respectively for fiscal 1996 and none for fiscal 1995. The total accounts receivable from these two commercial customers were approximately $3,500,000 at the end of fiscal 1997 and none at the end of fiscal 1996 and 1995.


7.  Accrued Liabilities
Accrued liabilities consist of the following:

September 30,                        1997            1996
                                        (In thousands)

Accrued contract costs              $2,106          $1,455
Compensation and employee
  benefit plans                      1,098           1,070
Accrued vacation                       835             816
Other                                  699             378
                                    $4,738          $3,719


8.  Bank Credit Agreements
The Company has a bank credit agreement that provides a fully secured credit facility for the issuance of stand-by letters of credits up to $7,000,000. This credit facility is secured by the Company's cash or short-term investment portfolio.

At September 30, 1997, there were outstanding stand-by letters of credit of approximately $6,400,000 held as bid, performance and payment bonds. The stand-by letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary.

Cash equivalents and short term investments totaling $6,420,000 are held by banks as collateral for outstanding stand-by letters of credit.



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Employee Benefit Plans
The Company's operating subsidiaries make contributions to their respective Employee Stock Ownership Plans (ESOP) subject to the approval of the Board of Directors. Accrued contributions were $200,000 for fiscal 1997, $200,000 for fiscal 1996, and $200,000
for fiscal 1995.   As of September 30, 1997, the ESOP owns 563,266
of the Company's outstanding shares.

The Company has a 401(k) Plan (the Plan) covering all employees of the Company. The Plan provides for voluntary salary reduction contributions of up to 15% of eligible participants' annual compensation. The Company makes matching contributions of up to 2% of participants' annual compensation. The Company's accrued contributions to the Plan were $150,000 for fiscal 1997, $136,000 for fiscal 1996, and $126,000 for fiscal 1995.

In 1981, the Company adopted the 1981 Stock Option Plan ("1981 Plan") pursuant to which the Company's Board of Directors may grant stock options to key employees, non-employee directors and independent contractors. The 1981 Plan authorizes the grant of options to purchase an aggregate of 1,100,000 shares of Common Stock. Such shares are to be made available either from the Company's authorized and previously unissued shares of Common Stock or from shares reacquired by the Company.

Under the 1981 Plan, the Board of Directors has the authority to determine the time or times at which options granted under the 1981 Plan are to become exercisable. Options under the 1981 Plan are generally exercisable in annual increments, on a cumulative basis, during the term of the option. Options granted may not be exercised after the expiration of ten years from the date of grant. The options may be granted at not less than the fair market value of the Common Stock on the date of the option grant.


Stock option activity during the period indicated is as follows:

                                            Number       Weighted Average
                                            of shares    Exercise Price

Options outstanding at Sept 30, 1994        579,290      $6.36
     Granted                                303,000       5.73
     Exercised                              (40,200)      3.38
     Canceled                               (66,440)      8.65
Options outstanding at Sept 30, 1995        775,650       6.07
     Granted                                181,000       6.75
     Exercised                              (40,000)      3.44
     Canceled                              (107,850)      9.27
Options outstanding at Sept 30, 1996        808,800       5.91
     Granted                                 55,000       6.55
     Exercised                              (22,700)      3.61
     Canceled                              (127,500)      7.51
Options outstanding at Sept 30, 1997        713,600      $5.75


At September 30, 1997, there were 232,235 shares available for future grant under the 1981 Plan. The per share weighted-average fair value of stock options granted during fiscal 1997 and 1996 was $2.14 and $2.21 on the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                   1997     1996
Weighted-average risk free
  Interest rate                     6%       6%
Dividend yield                      0%       0%
Volatility factor                .295     .291
Weighted average expected
   Life of an option            4 years  5 years



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies APB Opinion No. 25 in accounting for its 1981 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated below:

                                    1997              1996

Net income (loss)
          As reported              $(5,582)           $1,056
          Pro forma                 (5,696)            1,035

Net income (loss) per share
          As reported               $(1.75)            $0.31
          Pro forma                  (1.78)             0.31


Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for the stock options under SFAS No. 123 is not reflected in the pro forma net income or net loss amounts presented above because compensation cost is reflected over the options' vesting period of 3 - 5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

At September 30, 1997, the range of exercise price and weight-average remaining contractual life of outstanding options was as follows:

                                       Option Outstanding        Option Exercisable
Range of         Number       Weighted Average  Weighted Average  Number       Weighted
Exercise Prices  Outstanding  Remaining         Exercise Price                 Average
                              Contractual Life                                 Exercise
                                                                               Price

$2.25            2,500        1.40 years        $2.25             2,000        $2.25
 3.38          182,100        2.21 years         3.38           131,400         3.38
 4.12 - 4.25   182,000        4.14 years         4.24            64,000         4.24
 5.63           10,000       10.00 years         5.63                 0            0
 6.75 - 6.88   160,500        8.83 years         6.75            53,812         6.75
 7.63           45,000        7.59 years         7.63            42,000         7.63
 8.25 - 8.75    29,500        4.50 years         8.69            13,800         8.63
 9.50          102,000        1.90 years         9.50            93,500         9.50
               713,600        4.95 years                        400,512        $6.55

At September 30, 1997 and 1996, the number of options exercisable was 400,512 and 300,218, respectively, and the weighted-average exercise price of those options was $6.55 and $6.75, respectively.



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Commitments and Contingencies
The Company leases certain of its facilities and equipment under operating leases which expire at various dates through fiscal 2000 and require the following minimum payments:

Year Ending September 30,               Amounts
                                    (in thousands)

1998                                   $  538
1999                                      448
2000                                      315

                                       $1,301

Rental expense was $612,000, $610,000, and $601,000 in fiscal
1997, 1996, and 1995, respectively.

On December 14, 1994, the California Regional Water Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early 1995, the Regional Water Board ordered the owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995 in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration. In April, 1997, pursuant to their rights as the largest PRP, Teledyne, Spectra Physics and Montwood submitted a petition to convene a hazardous substance cleanup arbitration panel (HASCAP) with an ultimate goal of determining and apportioning liability for the cleanup costs amongst all of the PRPs associated with the site. The Office of Environmental Health Hazard Assessment ("OHENHA"), the state agency that will decided whether to convene an arbitration panel, is reviewing objections filed by TCI and other respondents, and has not as yet made a determination as to whether to convene an arbitration panel. Being named as a PRP could result in the Company becoming subject to a subsequent final order from the Regional Water Board or a defendant in a civil lawsuit in which others might seek to recover from the Company a portion of the costs spent on investigating and cleaning up the contamination. Because there is currently no proposal to impose a final binding regulatory order on the Company, it is not possible to predict either the outcome of the current regulatory proceedings or to estimate with any certainty whether the Company will ultimately be judged to be liable for any portion of the investigation and remediation costs associated with the subject
site.   In any case, the Company will continue to vigorously
assert its claim that its operations are not now and never have been a source of environmental contamination.
subject site.

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



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes
The Company has net operating loss carryforwards for federal income tax purposes of approximately $1901,740,000 which expire through 20082012.

The provision for federal income taxes for the years ended
September 30, 1997, 1996, and 1995, consist of the following:

Years ended September 30,       1997          1996         1995
                                         (In thousands)
Current:
   Federal                      (160)          396           86
   State                         415            48            9
                                 255           444           95
Deferred:
   Federal                         0             0            0
   State                           0             0            0
                                   0             0            0
Total                         $  255        $  444        $  95

The effective tax rate differed from the statutory federal income tax rate due to the following:

Year ended September 30,              1997     1996     1995
Statutory federal rate                (35)%     35%      35%
State taxes, net of federal benefit     0        6        6
Net operating loss not utilized        23        6      (36)
Foreign sales corporation               0      (19)       0
Alternative minimum tax                 0        2        2
Other                                  (1)       0        0
Foreign                                 8        0        0
Effective income tax rate              (5)%     30%       7%



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred taxes are as follows:

Year ended September 30,                1997          1996
                                          (In thousands)
Deferred tax assets:
     Net operating loss carryforward    1,338          72
     Long-term contracts                  896          697
     Accruals not currently deductible  2,507        1,385
                                        4,741        2,154
Deferred tax liabilities:
     Differences in tax basis of
      property, plant and equipment       164          115
                                          164          115

Valuation allowance                     4,577        2,039

Net deferred taxes                          0            0

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of consistent earnings history for the Company. The net change in the total valuation allowance for the years ended September 30, 1997 and September 30, 1996 was an increase of $2,538,000 and a increase of $548,000, respectively.

Cash payments for income taxes were $362,000 in 1997, $934,000 in 1996.


Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCI International, Inc.

Date:  December 02, 1997      By: /s/  John W. Ballard, III
                                       John W. Ballard, III
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                         DATE


/s/ John W. Ballard        President and Director      12/02/97
   (John W. Ballard)       (Principal Executive Officer)

/s/ E.M.T. Jones           Director                    12/02/97
   (E.M.T. Jones)

/s/ Hamilton W. Budge      Director                    12/02/97
  (Hamilton W. Budge)

/s/ Asaph H. Hall          Director                    12/02/97
   (Asaph H. Hall)

/s/ Alan C. Peyser         Director                    12/09/97
  (Alan C. Peyser)

/s/ Donald C. Cox          Director                    12/02/97
  (Donald C. Cox)

/s/ John W. Ballard, III   Director                    12/02/97
  (John W. Ballard, III)

/s/ Slobodan Tkalcevic     Director                    12/02/97
  (Slobodan Tkalcevic)



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




LIST OF SUBSIDIARIES OF TCI INTERNATIONAL, INC.


Technology for Communications International, a California corporation (TCI)

BR Communications, a California corporation (BR)

TCI  Wireless, a California corporation (TCIW)



EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the registration statements (Nos. 33-73484, 33-26353, 33-11339, 2-98005, 2-80875
and 333-21387) on Form S-8 of TCI International, Inc. of our report dated November 7, 1997, relating to the consolidated balance sheets of TCI International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two-year period ended September 30, 1997 which report appears in the September 30, 1997 annual report on Form 10-K of TCI International, Inc.



KPMG Peat Marwick LLP


December 23, 1997
Palo Alto, California



Exhibit 23.2


CONSENT OF DELOITTE & TOUCHE LLP




We consent to the incorporation by reference in Registration Statement Nos. 33-73484, 33-26353, 33-11339, 2-98005, 2-80875 and
333-21387 of TCI International, Inc. on Forms S-8 of our report dated November 22, 1995 appearing in this Annual Report on Form 10-K of TCI International, Inc. for the year ended September 30, 1997.



Deloitte & Touche LLP


December 16, 1997
San Jose, California