Form 10-K/A
period 1997-09-30
TCI INTERNATIONAL INC
filed 1998-01-08
CIK 357064

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


Frequency Management and Spread Spectrum Communication Systems for the HF Band
The variability of propagation conditions and the difficulty of locating optimum propagation frequencies reduce the probability of establishing satisfactory HF communications at any given moment. While less than a 100% reliability factor is acceptable for many users of HF communications, historically certain military and diplomatic communicators have demanded a very high level of reliability. In order to achieve the dependability needed by these military and diplomatic users, the Company has developed frequency management systems which allow HF communicators to obtain real-time continuous measurements of spectrum-wide propagation characteristics, interference levels, and channel occupancy. By correlating these measurements, the HF operator can select the optimum frequency over which to communicate. Although developed initially for military users, these products are suitable for other applications, including HF broadcast.

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

U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for convenience or for default of the contractor. The continuation of long-term U.S. Government contracts may be dependent upon the continuing availability of Congressional appropriations. Due to the size of the Company's contracts with the USIA and other agencies, a U.S. Government contract termination may have a material negative affect on the operating results of the Company. See further discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


Quarterly Financial Data for the Two Years Ended September 30,
1997
Since revenue is generally recognized on a percentage of completion basis, which is based upon total direct and indirect costs incurred, there may be fluctuations in the Company's quarterly results.These fluctuations can result from uneven flow of incoming material and revisions to cost estimates on long-term contracts.

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

During the fourth quarter of fiscal 1997, the Company booked a tax provision of $212,000 to cover its foreign tax liability associated with the execution of a certain contract in a South American country. Because no tax treaty exists between the U.S. and most South American countries, such taxes are calculated without respect to the parent Company's tax position in the U.S.
 In this instance, the effect is to require the Company to pay foreign source income taxes even though the U.S. corporation is unprofitable. These taxes can be used to offset foreign source income generated by the Company before 2002 after the available net operating loss ("NOL") is first used to offset future tax liabilities. Prior to fiscal 1997 and after fiscal 1993, the Company reduced its payment of income taxes by offsetting these liabilities with an NOL carryforward originally generated in fiscal 1993. As a result, the effective tax rate incurred by the Company in fiscal 1996, 1995, and 1994 was 30%, 7%, and 16% respectively. At the end of fiscal 1997, the Company had approximately $1,740,000 of NOL remaining which to the extent it is able to generate profits the Company intends to use the remaining NOL to offset tax liabilities in future fiscal years. If the Company is unable to generate profits against which the NOL would be utilized to offset a corresponding tax liability, the current NOL would expire in 2012. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of consistent earnings history for the Company.

Expenditures for independent research and development ("IR&D") were approximately $1,600,000, $2,000,000, and $1,800,000 in fiscal 1997, 1996, and 1995, respectively. In addition to IR&D, a significant portion of engineering effort is customer-sponsored by both cost reimbursement and fixed-price contracts. Such engineering effort relates to the design and development of new products as well as improvements to existing products. Expenditures for customer-sponsored research, development, and engineering were approximately $4,100,000, $4,200,000 and $3,500,000 in fiscal 1997, 1996, and 1995, respectively.
Additionally, a portion of new product development work of a conceptual nature is charged to bid and proposal costs when the development has an immediate, potential customer. IR&D and bid and proposal costs are included in M,G&A expenses in the statements of operations.

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



TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes
The Company has net operating loss carryforwards for federal income tax purposes of approximately $1,740,000 which expire through 2012.

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

TCI International, Inc.

Date:  December 29, 1997      By: /s/  John W. Ballard, III
                                       John W. Ballard, III
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                         DATE


/s/ John W. Ballard        President and Director      12/29/97
   (John W. Ballard)       (Principal Executive Officer)

/s/ E.M.T. Jones           Director                    12/29/97
   (E.M.T. Jones)

/s/ Hamilton W. Budge      Director                    12/29/97
  (Hamilton W. Budge)

/s/ Asaph H. Hall          Director                    12/29/97
   (Asaph H. Hall)

/s/ Alan C. Peyser         Director                    12/29/97
  (Alan C. Peyser)

/s/ Donald C. Cox          Director                    12/29/97
  (Donald C. Cox)

/s/ John W. Ballard, III   Director                    12/29/97
  (John W. Ballard, III)

/s/ Slobodan Tkalcevic     Director                    12/29/97
  (Slobodan Tkalcevic)



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