Form 10-Q
period 1997-12-31
TCI INTERNATIONAL INC
filed 1998-02-13
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997 *

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

As of December 31, 1997, 3,202,815 shares of Common Stock were outstanding.



TCI INTERNATIONAL, INC.

PART I   FINANCIAL INFORMATION

Condensed Consolidated Financial Statements



The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, filed with the Securities and Exchange Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three months ended December 31, 1997, are not necessarily indicative of results to be expected for the entire year ending September 30, 1998.



TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                                              Three Months Ended
                                                  December 31
                                              1997          1996

Revenues                                     $  6,897  $ 10,668
Operating costs and expenses:
  Cost of revenues                              4,460     7,065
  Marketing, general and administrative         2,545     3,487
                                                7,005    10,552
Income from operations                           (108)      116
Interest income, net                              219       438
Income before provision
    for income taxes                              111       554
Provision for income taxes                         38       177

Net income                                   $     73  $    377

Basic earnings per share:
  Net income per share                       $    .02  $    .12
  Shares used in per share
  computations                                  3,203     3,180

Dilutive earnings per share:
  Net income per share                       $    .02  $    .11
  Shares used in per share
  computations                                  3,329     3,365


See accompanying Notes to Condensed Consolidated Financial Statements.



TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)


                                       December 31,     September 30,
                                          1997              1997

ASSETS

Current assets
  Cash and cash equivalents              $13,557           $10,439
  (Includes restricted cash of
     $3,891 on Dec. 31, 1997,
     $6,420 on Sept. 30, 1997)
  Short-term investments                   4,032             4,089
  Accounts receivable -
     Billed                                  614             1,234
     Unbilled                              6,501             8,970
  Inventories                              2,214             2,118
  Prepaid expenses                         1,604               967
        Total current assets              28,522            27,817
Property and equipment, net                1,611             1,623
Other assets                                 628               426
        Total assets                     $30,761           $29,866

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $ 2,560           $ 3,560
  Customer deposits and billings
     on uncompleted contracts in
     excess of revenue recognized          3,017             1,019
  Accrued liabilities                      4,570             4,738
        Total current liabilities         10,147             9,317

Stockholders' equity:
  Common stock, par value $.01;
     authorized 5,000 shares;
     issued and outstanding 3,281 shares  11,780            11,780
  Retained earnings                        9,197             9,124
  Valuation allowance-short-term
    investments                               (1)               (4)
  Adjustment for foreign currency
     translation                             (11)
  Treasury shares at cost; 79 shares
     as of Dec. 31, 1997 and
     Sept. 30, 1997, respectively           (351)             (351)
        Total stockholders' equity        20,614            20,549
        Total liabilities and
          stockholders' equity           $30,761           $29,866


See accompanying Notes to Condensed Consolidated Financial Statements.



TCI INTERNATIONAL, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,
(In thousands)


                                              1997         1996

Cash provided by (used in):
Operations:
  Net income                               $    73       $    377
  Reconciliation to cash provided
  by operations:
     Depreciation                              115            168

Changes in assets and liabilities:
   Accounts receivable                       3,089         (4,125)
   Inventories                                 (96)          (799)
   Prepaid expenses                           (839)             5
   Accounts payable                         (1,000)           782
   Customer deposits/billing
      in excess of revenue                   1,998           (118)
   Accrued liabilities                        (168)           644
Cash provided by (used in) operations        3,172         (3,066)

Investing activities:
   Purchases of property and equipment        (103)          (174)
   Purchases of short-term investments           0         (2,116)
   Proceeds from sale of short-term
     investments                                60          4,620
Cash provided by (used in) investing
   activities                                  (43)         2,330

Financing activities:
   Stock options exercised                       0              5
Cash provided by (used in) financing
   activities                                    0              5

Effect of exchange rate changes on cash        (11)             0

Net increase (decrease) in cash and
   cash equivalents                          3,118           (731)
Cash and cash equivalents at
   beginning of period                      10,439          7,249
Cash and cash equivalents at
   end of period                          $ 13,557       $  6,518


See accompanying Notes to Condensed Consolidated Financial Statements



TCI INTERNATIONAL, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

Inventories consist of the following (in thousands):

                                  December 31,     September 30,
                                     1997              1997

Material and component parts       $1,578             $1,535
Work in process                       636                583
                                   $2,214             $2,118


Note 2

At December 31, 1997 there were outstanding standby letters of credit of approximately $3,891,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.


Note 3

Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.



TCI INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

First Fiscal Quarter of 1998
Compared to First Fiscal Quarter of 1997

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially.

Revenues for the first quarter of fiscal year 1998 were $6,897,000, reflecting a decrease of approximately 35% over revenues of $10,668,000 for the same period a year ago. The decrease in revenues reflects a lower level of business activity in general and is due in part to the timing of completion of a variety of long term contracts. The Company's ability to return to a position of generating consistent growth in revenues remains contingent upon its ability to secure adequate levels of new business from its core product businesses and from business initiatives identified for new product or market diversification. Because of continued delays in the receipt of some anticipated new orders, the Company currently expects that total revenue for fiscal year 1998 will be lower than that of fiscal year 1997.

Gross margins expressed as a percentage of revenues remained consistent with comparable figures from the prior year at 35%. Wide variations in margins routinely exist across the Company's three diverse product lines. When combined with the project-oriented nature of the business, substantial fluctuations in both consolidated revenues and associated margins can occur from one quarter to the next. Because the backlog is currently comprised of a mix of business with generally lower gross margins, the Company believes margins generated from operations will not improve, and in fact may decline below current levels until a more favorable mix of business is achieved.

Marketing, general and administrative expenses decreased by 27% from $3,487,000 in the first quarter of fiscal year 1997 to $2,545,000 in the first quarter of fiscal year 1998. This decrease is attributable in part to a 75% reduction in the amount of representative commissions earned during the first quarter of fiscal year 1998. The Company routinely accrues these expenses as a function of revenues recognized on foreign sales contracts where representative commissions are owed. This substantial reduction reflects a lower dollar volume of commissionable foreign product sales currently being executed compared to the same fiscal year period one year earlier. Smaller reductions in R&D expenditures and general management costs account for the balance of the reduction in overall operating expenses experienced during the first quarter of fiscal year 1998 compared to the same prior year period. The company expects that fiscal year 1998 marketing, general and administrative expenses will be lower than comparable fiscal 1997 expenses.

Net income for the first quarter was $73,000 or $.02 per share, compared to $377,000 or $0.11 per share, for the same period in fiscal year 1997. Net income as a percentage of revenue decreased from 3.5% to 1.0% due primarily to the decrease in revenue base and available margin dollars.

The Company's total backlog at December 31, 1997 was $21 million compared to $23 million at September 30, 1997. The total funded portion of the Company's backlog at December 31, 1997 was $16 million compared to $20 million at September 30, 1997. The Company's funded backlog excludes unfunded and unexercised options.

The results of operations for the first three months of fiscal year 1998 are not necessarily indicative of future quarterly or annual performance expectations.



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

The Company intends to effect its product and market diversification strategy by leveraging its expertise in RF technology applications and its ability to conduct business in foreign countries in the pursuit of outside technology and business acquisitions which complement various characteristics of its existing core businesses. Combined with the operating pressures detailed above, the Company expects that the future cost of this product diversification strategy may be significant enough to generate a loss from operations during any quarter between now and at least the end of fiscal 1998.

Management of a Changing Business
The Company is in the process of adopting a business management plan that includes substantial investments in its sales and marketing organizations, increased funding of existing internal research and development programs, and certain investments in corporate infrastructure that will be required to support the Company's diversification objectives during the next three years. Accompanying this process are a number of risks, including a higher level of operating expenses, the difficulty of competing with companies of larger size for talented technical personnel, and the complexities of managing a changing business. There also exists the risk the Company may inaccurately estimate the viability of any one or all of its diversification efforts and as a result, may experience substantial revenue shortfalls of a size so significant as to generate losses from operations.


Risk Associated with Expansion into Additional Markets and Product
Development
The Company believes that its future success is substantially dependent on its ability to successfully acquire, develop and commercialize new products and penetrate new markets. In addition to the Company's ongoing efforts to diversify its product offerings within its core businesses such as the spectrum management system business, the Company intends to pursue a diverse, but focused product and market development initiative during the next three years. The Company believes that its general knowledge of RF technology and its related applications combined with its proven ability to conduct business in overseas markets can be exploited to return the Company to an aggressive growth posture. While not strictly limited to these product areas, the Company is currently pursuing various communication and telecommunications applications using its proprietary technology, certain transmitter and antenna product initiatives in the FM, and digital TV markets which compliment the Company's existing antenna expertise, and certain RF technologies with potential application in the markets of tracking various kinds of assets in indoor and outdoor settings. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. Should the Company expend funds to acquire outside entities or technology, there can be no assurance that sufficient returns will be realized to offset these investments. The inability of the Company to successfully develop or commercialize new products or failure of such products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition
Most all of the Company's products are positioned in niche markets that include strong elements of imbedded proprietary technology. In most of these markets, the Company competes with companies of significantly larger size, many of whom have substantially greater technical, marketing, and financial resources compared to similar resources available within the Company. This type of competition has resulted in and is expected to continue to result in significant price competition.



TCI INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 1997 Compared to September 30, 1997


Due to the timely collection of a substantial receivable from a certain foreign customer, the Company's combined cash, cash equivalents and short-term investments balance improved by 21% from $14,528,000 at September 30, 1997 to $17,589,000 at December 31,
1997. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 1998.

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

At December 31, 1997, the Company has standby letters of credit outstanding of approximately $3,891,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.



TCI INTERNATIONAL, INC.

PART II   OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

a.Exhibits:   None

b.Reports on Form 8-K:  None

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


Date:  February 13, 1998