Form 10-Q
period 1998-03-31
TCI INTERNATIONAL INC
filed 1998-05-15
CIK 357064

WASHINGTON, D.C.  20549


FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

As of March 31, 1998, 3,207,915 shares of Common Stock were outstanding.



TCI INTERNATIONAL, INC.

PART I   FINANCIAL INFORMATION

Condensed Consolidated Financial Statements


The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, filed with the Securities and Exchange Commission, is not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the six months ended March 31, 1998, are not necessarily indicative of results to be expected for the entire year ending September 30, 1998.



TCI INTERNATIONAL, INC.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                                                 Three Months Ended           Six Months Ended
                                                      March 31,                   March 31,
                                                1998            1997         1998          1997

Revenue                                       $  8,187       $  9,472       $15,084       $20,140
Operating costs and expenses:
  Cost of revenue                                5,482          6,635         9,942        13,700
  Marketing, general and administrative          2,895          2,969         5,440         6,455
                                                 8,377          9,604        15,382        20,155
Income (loss) from operations                     (190)          (132)         (298)          (15)
Investment income, net                             206            255           425           692
Income before provision
    for income taxes                                16            123           127           677
Provision for income taxes                           0             39            38           217

Net income                                    $     16        $    84     $      89     $     460

Basic earnings per share:
Net income, per share                         $    .00        $   .03     $     .03     $     .14
Shares used in per share
  computations                                   3,204          3,196         3,203         3,188

Fully dilutive earnings per share:
Net income, per share                         $    .00        $   .02     $     .03     $     .14
Shares used in per share
  computations                                   3,284          3,361         3,307         3,364


See accompanying Notes to Condensed Consolidated Financial Statements.



TCI INTERNATIONAL, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

                                                                March 31,             September 30,
                                                                  1998                    1997

ASSETS

Current assets
  Cash and cash equivalents                                    $   8,241               $  10,439
  (Includes restricted cash of $3,232 on March 31, 1998
                               $6,420 on Sept 30, 1997)
  Short-term investments                                           4,375                   4,089
  Accounts receivable -
     Billed                                                          504                   1,234
     Unbilled                                                      8,373                   8,970
  Inventories                                                      1,399                   2,118
  Prepaid expenses                                                 2,767                     967
        Total current assets                                      25,659                  27,817
Property and equipment, net                                        1,692                   1,623
Other assets                                                         628                     426
        Total assets                                           $  27,979               $  29,866

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   1,732               $   3,560
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized                      1,665                   1,019
  Accrued liabilities                                              3,927                   4,738
        Total current liabilities                                  7,324                   9,317

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,281 shares                   11,780                  11,780
  Retained earnings                                                9,207                   9,124
  Valuation allowance-short -term investments                         (4)                     (4)
  Treasury shares at cost; 73 and 79 shares at
    Mar. 31, 1998 and Sept 30, 1997, respectively                   (328)                   (351)
        Total stockholders' equity                                20,655                  20,549
        Total liabilities and stockholders' equity             $  27,979               $  29,866


See accompanying Notes to Condensed Consolidated Financial Statements.



TCI INTERNATIONAL, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,
(In thousands)

                                                         1998          1997

Cash provided by (used in):
Operations:
     Net income                                         $    89       $   460
     Reconciliation to cash provided by operations:
     Depreciation                                           246           304

     Changes in assets and liabilities:
     Accounts receivable                                  1,327          (862)
     Inventories                                            719          (532)
     Prepaid expenses                                    (1,800)          176
     Other assets                                          (202)            0
     Accounts payable                                    (1,828)         (554)
     Customer deposits/billing in excess of revenue         646        (1,646)
     Accrued liabilities                                   (811)          545
Cash used in operations                                  (1,614)       (2,109)

Investing activities:
     Purchases of property and equipment                   (315)         (228)
     Purchases of short-term investments                 (3,345)       (5,777)
     Proceeds from sale of investments                    3,059         8,290
Cash provided by (used in) investing activities            (601)        2,285

Financing activities:
     Stock options exercised                                 17            68
Cash provided by financing activities                        17            68

Net increase (decrease) in cash and cash equivalents     (2,198)          244
Cash and cash equivalents at beginning of period         10,439         7,249
Cash and cash equivalents at end of period             $  8,241      $  7,493


See accompanying Notes to Condensed Consolidated Financial Statements



TCI INTERNATIONAL, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

Inventories consist of the following (in thousands):

                                 March 31,          September 30,
                                   1998                 1997

Material and component parts      $1,143               $1,535
Work in process                      256                  583
                                  $1,399               $2,118


Note 2

At March 31, 1998 there were outstanding standby letters of credit of approximately $3,544,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

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

RESULTS OF OPERATIONS


Second Fiscal Quarter of 1998
Compared to Second Fiscal Quarter of 1997

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially.

Revenues for the first six months of fiscal year 1998 were $15,084,000, a decrease of 25% over revenues of $20,140,000 for the same period a year ago. Revenues for the second quarter were $8,187,000, compared to $9,472,000 over the same period in fiscal year 1997, a decrease of 14%.
 This decrease in revenues reflects a lower level of business activity in general and is due to the timing of completion of several of long term contracts. The Company's ability to generate consistent revenue growth remains contingent upon its ability to secure adequate levels of new business from its core products and new business initiatives. The Company continues to experience delays in the receipt of some anticipated new orders from both business areas. As a result, the Company currently expects total revenue for fiscal year 1998 to be lower than fiscal year 1997 and revenue for the remaining periods of fiscal year 1998 to be lower than the first half of the fiscal year.

Gross margins expressed as a percentage of revenue for the first six months of fiscal year 1998 were 34%, compared to 32% for the same period in fiscal year 1997. Gross margins could vary significantly among the diverse product lines and, combined with the project-oriented nature of the business, substantial fluctuations in both revenues and gross margins could occur from one quarter to the next. The Company expects gross margins expressed as a percentage of revenue to remain at the current level for the remainder of this fiscal year. An improvement in gross margins is not likely to occur until such time as the Company successfully secures a more profitable mix of new business opportunities.

Marketing, general and administrative expenses decreased by $1,015,000 or 16%, for the first half of fiscal year 1998 compared to the first half of fiscal year 1997. This decrease is due to a reduction in sales representative commissions expensed during the current fiscal year. This reduction represents 91% of the decrease in marketing, general and administrative expenses in the current year. As a percentage of revenue, marketing, general and administrative expenses increased from 32% last year to 36% this year.

Investment income for the first six months of the current fiscal year decreased $267,000 compared to the same period in fiscal year 1997 due to a lower cash and short-term investments balance.

Net income for the second quarter was $16,000, compared to $84,000 for the same period in fiscal year 1997. Net income for the first six months of fiscal year 1998 was $89,000, compared to $460,000 for the same period in fiscal year 1997. Net income as a percentage of revenue decreased from 2.3% to .6% for the first six months of the current fiscal year.

The Company's total backlog as of March 31, 1998, was $15 million compared to $23 million on September 30, 1997. The total funded portion of the Company's backlog on March 31, 1998, was $14 million compared to $20 million on September 30, 1997. The Company's funded backlog excludes unfunded and unexercised options.

The results of operations for the first six months of fiscal year 1998 are not necessarily indicative of future quarterly or annual performance expectations.



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

The Company intends to effect its product and market diversification strategy by leveraging its expertise in RF technology applications and its ability to conduct business in foreign countries in the pursuit of outside technology and business acquisitions which complement various characteristics of its existing core business. Combined with the operating pressures detailed above, the Company expects that the future cost of this product diversification strategy may be significant enough to generate a loss from operations during fiscal year 1998.

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



TCI INTERNATIONAL, INC.


LIQUIDITY AND CAPITAL RESOURCES

March 31, 1998 Compared to September 30, 1997


Consolidated cash, cash equivalents and marketable securities totaled $12,616,000 at March 31, 1998, compared to $14,528,000 at September 30,
1997. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenue from operations, will be sufficient to fund its operations through fiscal year 1998.

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

A portion of the Company's revenue is derived from governments in areas of political instability. The Company generally attempts to reduce the risks associated with such instability by requesting advance payment if appropriate, as well as letters of credit or central government guarantees. Most of the Company's overseas contracts provide for payments in U.S. dollars. However, in certain instances the Company, for competitive reasons, must accept payment in a foreign currency.

At March 31, 1998, the Company has standby letters of credit outstanding of approximately $3,544,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.



TCI INTERNATIONAL, INC.

PART II   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders:

The following matters were acted upon at the Annual Meeting of Stockholders of TCI International, Inc. on February 10, 1998.

     a. Management's nominees for directors, as set forth in the TCI International, Inc. proxy statement dated January 9, 1998 and filed with the Commission, were all elected. Votes for the directors were as follows:

               John W. Ballard          For       2,780,858
                                        Against     189,962
               Hamilton W. Budge        For       2,781,581
                                        Against     189,239

         Directors whose term of office as a director continued after the meeting were Asaph H. Hall, E. M. T. Jones, Slobodan
         Tkalcevic, John W. Ballard III, Donald C. Cox and
         C. Alan Peyser.

     b. A proposal to ratify the selection of KPMG Peat Marwick LLP as independent public accountants for the fiscal year ending September 30, 1998 was approved. 2,954,004 votes were cast in favor, 14,713 votes were cast against, and 2,103 abstained.


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:                Exhibit 27.1-Financial Data Schedule

b.  Reports on Form 8-K:     None

No other applicable items.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCI INTERNATIONAL, INC.
(Registrant)


/s/ Mary Ann W. Alcon
Chief Financial Officer
(Duly authorized officer of the
registrant and principal financial
officer of the registrant)

Date:  May 15, 1998