Form 10-Q
period 1997-10-01
TCI INTERNATIONAL INC
filed 1998-08-17
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

As of June 30, 1998, 3,209,915 shares of Common Stock were outstanding.






TCI INTERNATIONAL, INC.


TABLE OF CONTENTS


	Part I - Financial Information					                              Page

	Item 1. Financial Statements

	Condensed Consolidated Statements of Operation	                    3
	Condensed Consolidated Balance Sheets				                          4
	Condensed Consolidated Statement of Cash Flows		                   5
	Notes to Financial Statements					                                6-7

	Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operation	            8-13


	Part II - Other Information

	Item 6. Exhibits and Reports on Form 8-K			                         14
	Signatures							                                                   15


                      TCI INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
               (In thousands, except per share amounts)

							                       (Unaudited)        (Unaudited)
                           Three Months Ended  Nine Months Ended

                               June 30,            June 30,
Revenue	                     $5,814  $5,822  	  $20,898 $25,962

Operating costs and expenses:

  Cost of revenue	            3,796   8,757	     13,738	 22,457

  Marketing, general and
  Administrative              2,886   2,671	      8,325	  9,126

                              6,682  11,428      22,06	  31,583

Loss from operations          (868)  (5,606)   (1,165)  (5,621)

Investment income, net         166	     296        591	     988

Loss before provision
for income taxes              (702)  (5,310)   (574)	   (4,633)

Provision for income taxes	      0     (173)      38	       44

Net loss	                     $(702)  $(5,137) $(612)  	$(4,677)

Basic and diluted
net loss, per share	          $(.22)   $(1.61)  $(.19)  $(1.47)

Shares used in per share
   computation	                3,209    3,199    3,205    3,191




See accompanying Notes to Condensed Consolidated Financial
Statements.


                        TCI INTERNATIONAL, INC.
                			CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands except per share amounts)

	                                   June 30,		       September 30,
	                                    1998    	          1997
	                                 (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents	       $ 4,950             	$10,439
  (Includes restricted cash
   of $1,547 on June 30,1998
   $6,420 on Sept 30, 1997)

  Short-term investments	            5,847	               4,089
  Accounts receivable -
     Billed                         	1,203	               1,234
     Unbilled                        7,825                8,970
  Inventories	                       1,331	               2,118
  Prepaid expenses	                  2,705	                 967
        Total current assets	       23,861	              27,817
Property and equipment, net 	        1,652	               1,623
Other assets	                          629	                 426
        Total assets	              $26,142             	$29,866

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                 	$  915	              $3,560
  Customer deposits and billings
  on uncompleted contracts in
  excess of revenue recognized        1,374              	1,019
  Accrued liabilities	                3,892	              4,738
        Total current liabilities	    6,181	              9,317

Stockholders' equity:
  Common stock, par value $.01;
  authorized 5,000 shares;
  issued and outstanding 3,281
  shares	                            11,780            	11,780
  Retained earnings	                  8,503              9,124
  Valuation allowance-short-term
  investments	                         (3)	                (4)
  Treasury shares at cost; 71
  and 79 shares at Jun. 30, 1998
  and Sept 30, 1997, respectively	    (319)	              (351)
     Total stockholders' equity	     19,961	             20,549
     Total liabilities and
     stockholders' equity	          $26,142	            $29,866

See accompanying Notes to Condensed Consolidated Financial
Statements.

                       TCI INTERNATIONAL, INC.


            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                     Nine Months Ended June 30,
                           (In thousands)

							                                  1998       	     1997
Cash provided by (used in):
Operations:
	Net loss                              	$(613)         	$(4,677)
	Reconciliation to cash provided
 by operations:
	Depreciation	                            369              	524

	Changes in assets and liabilities:
	Accounts receivable	                   1,176	           (1,332)
	Inventories	                             787	            2,328
	Prepaid expenses	                     (1,941)	             262
	Accounts payable	                     (2,645)	          (2,366)
	Customer deposits/billing in excess
 of revenue	                              355            (1,854)
	Accrued liabilities	                    (846)	             496
Cash used in operations	               (3,358)	          (6,619)

Investing activities:
	Purchases of property and equipment	    (398)	            (624)
	Purchases of short-term investments	  (5,865)	          (5,900)
	Proceeds from sale of investments	     4,107	           11,749
Cash provided by investing activities	 (2,156)	           5,225

Financing activities:
	Stock options exercised	                 25	               68
Cash provided by financing activities	    25	               68

Net decrease in cash and
cash equivalents	                     (5,489)	            (1,326)
Cash and cash equivalents
at beginning of period	               10,439	              7,249
Cash and cash equivalents
at end of period                  	   $4,950	             $5,923




See accompanying Notes to Condensed Consolidated Financial
Statements

                       TCI INTERNATIONAL, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1

Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's
Annual Report on Form 10-K for the year ended September 30, 1997, filed with the Securities and Exchange Commission, to be not misleading. Further, the following financial statements reflect, in the opinion of management, all adjustments necessary
(consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the nine months ended June 30, 1998, are not necessarily indicative of results to be expected for the entire year ending September 30, 1998.


Note 2

Inventories consist of the following (in thousands):


                                      June 30,    	 September 30
                                       1997             1998
	Material and component parts	         $1,094          $1,535
	Work in process		                        237             583
		                                     $1,331          $2,118


Note 3

At June 30, 1998 there were outstanding standby letters of credit of approximately $3,122,000 serving as bid, performance and payment bonds. The standby letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

Note 4

Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents from the assumed exercise of options outstanding during the period, if any, using the treasury stock method. No common equivalent shares are included for loss periods as they would be anti-dilutive.

Derivative Instruments and Hedging Activities
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999, and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

                      TCI INTERNATIONAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Fiscal Quarter and Nine Months ended June 30, 1998
Compared to Third Fiscal Quarter and Nine Months ended June 30,
1997

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially.

Revenue for the third quarter of fiscal year 1998 was $5,814,000, similar to the revenue of $5,822,000 for the same period a year ago. Revenue for the first nine months of fiscal year 1998, however, was $20,898,000 compared to $25,962,000 for the same period in fiscal year 1997 reflecting a decrease of 20%. This decrease is due to a lower level of business activity attributable to a fewer number of contracts being executed by the Company. Because the Company is experiencing a delay in obtaining acceptance under one significantly-sized overseas contract, corresponding recognition of revenue and associated gross margin on this contract has been delayed. This delay has had a negative impact on revenue for the third quarter. This delay may extend into the first quarter of fiscal year 1999. Although there can be no assurance, it is management's opinion that the delay in receipt of customer acceptance will be satisfactorily addressed during the next six months and that the current budget for this contract is adequate to complete the contract obligations.

Gross margin expressed as a percentage of revenue for the third quarter of fiscal year 1998 was 35% compared to (51)% in the third quarter of fiscal year 1997. Gross margin percentage for the first nine months of fiscal year 1998 was 34% compared to 14% for the same period in fiscal year 1997. The gross margin percentage for the third quarter and the first nine months of fiscal year 1998 is substantially higher than in fiscal year 1997 due to the 1997 third quarter booking of an inventory valuation adjustment of approximately $2,500,000 and unfavorable budget adjustments made to various long-term contracts. The inventory valuation adjustment of $2,500,000 was deemed necessary due largely to decreased customer demand for the existing BR Communications product line. Additionally, budget adjustments were made to various long-term contracts in the broadcast antenna and spectrum management product line to reflect previously unexpected increases in cost to complete estimates for these contracts.

The Company continues to experience competitive pricing pressure for new business world-wide, but especially in Asia and Latin America. More specifically, the Company is experiencing delays in the receipt of certain expected orders in South Asia due to the political uncertainties brought about by the recent nuclear test activities within the region.

The Company's ability to generate consistent revenue growth remains contingent upon its ability to secure adequate levels of new business from its core product and new business initiatives. The Company expects total revenue for fiscal year 1998 to be lower than revenues recognized during fiscal year 1997.

On July 20, 1998, the Company announced its engagement of Gerken Capital, Associates, an investment banking firm, to assist management in the active exploration of various means to enhance shareholder value. Management is committed to implementing a strategy to acquire, merge with, buy, or sell business units that in these forms more rapidly advance the long-term interests of its shareholders. In this regard, synergistic business relationships with its two largest product areas, broadcast antenna products, and the signal collection, direction finding groups are being actively and aggressively explored. It is management's view that long-term growth and profitability objectives will be more easily achieved with a set of strong strategic relationships with entities where common expenses are shared and mutual technology efforts can be effectively leveraged in diverse markets.

Marketing, general and administrative expense for the third quarter of fiscal year 1998 was $2,886,000 compared to $2,671,000 for the same period a year ago, an increase of $215,000. This increase is the result of the Company's continuous investment in independent research and development activities. However, marketing, general and administrative expenses for the first nine months of fiscal year 1998 decreased by $801,000 when compared to the same period a year ago. This decrease is largely due to smaller representative commission expenses being accrued during the current fiscal year due to changes in the mix of foreign and domestic business and the specific sales channels through which the company's products are sold.

Investment income for the current quarter was $166,000 compared to $296,000 for the same quarter a year ago. Investment income for the first nine months of the current fiscal year decreased by $397,000 compared to the same period in fiscal year 1997 due to a lower cash and short-term investment balance.

There was no income tax provision recorded during the current quarter as a result of the Company's plan to utilize its net operating loss carryforward to offset any tax liability for the current fiscal year.

The Company's total backlog at June 30, 1998 was $18 million compared to $23 million at September 30, 1997. The total funded portion of the Company's backlog at June 30, 1998 was $18 million compared to $20 million at September 30, 1997. The Company's funded backlog excludes unfunded and unexercised options.

The results of operations for the first nine months in fiscal year 1998 are not necessarily indicative of future quarterly or annual performance expectations.



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

Impact of Year 2000
Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately a year and a half, computer systems and/or software used by the Company may need to be upgraded to comply with such "Year 2000" requirements.

The Company has been assessing the impact of Year 2000 issues on its computer systems and applications. The Company plans to finish its assessment in the next three months. A remediation plan will be established with a target date of being full compliant by June 30, 1999. The Company is also taking into consideration any effect critical supplier and customers and their status of Year 2000 issues would have on compliance program. The Company believes that any future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flow.

Significant uncertainty exists concerning the potential effects associated with compliance. Although the Company believes that it will be Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 non-compliance could result in a material adverse effect on the Company's business, financial conditions and operating results.



	TCI INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash, cash equivalents and marketable securities totaled $10,797,000 at June 30, 1998, compared to $14,528,000 at
September 30, 1997. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenue from operations, will be sufficient to fund its operations through fiscal year 1999.

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

At June 30, 1998, the Company has standby letters of credit outstanding of approximately $3,122,000 serving as bid, performance and payment bonds. The standby letters of credit are collateralized by the Company's cash or short-term investments.










TCI INTERNATIONAL, INC.

PART II   OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:   			Exhibit 27.1-Financial Data Schedule

b.	Reports on Form 8-K:  	None

No other applicable items.


TCI INTERNATIONAL, INC.

PART II   OTHER INFORMATION



SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							                                  TCI INTERNATIONAL, INC.
					          			                            (Registrant)


						                                     	Mary Ann W. Alcon
		Date				 		                            Chief Financial Officer
						                      (Duly authorized officer of the registrant
                             and principal financial officer of the
                             registrant)