Form 10-K
period 1998-09-30
TCI INTERNATIONAL INC
filed 1998-12-30
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
       For the fiscal year ended September 30, 1998
OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period N/A

Commission file number 0-10877

TCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

         Delaware                               	94-3026925
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)

                  222 Caspian Drive, Sunnyvale, CA  94089
                            (408) 747-6100
        (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
	 Name of each exchange on   Title of each class	which registered
	                           None
Securities registered pursuant to Section 12(g) of the Act:
	              Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES       NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of December 15, 1998, the aggregate market value of voting stock held by non-affiliates was $7,027,232.

As of December 15, 1998, the number of shares of common stock outstanding was 3,211,715.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 9, 1999 are incorporated by reference into Part III hereof.


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

Products

The Company manufactures specialized radio transmission, receiving, and test equipment and offers these items for sale as separate products or as part of larger systems comprised of various components. The Company's equipment serves frequency ranges of 0.5 to 3000 MHz and falls into three core product lines: Broadcasting Products, Signal Processing Products, and Test and Measurement Products. The Company's products historically have been sold primarily to U.S. and foreign government agencies, and to a lesser extent, commercial broadcast entities.

Broadcasting Products

The Company designs and manufactures antenna systems and accessory items that cover the frequency range of 0.5 to 870 MHz. Most of the Company's products are used for AM, FM, or TV broadcasting, although lower-power versions of its products in the 2 to 30 MHz range are used for high frequency (HF) communications by military and commercial organizations. The Company applies its proprietary electromagnetic and structural software to produce antenna systems with optimal gain, bandwidth, and power handling capability. In addition, many of the Company's products must be installed and then integrated with other parts of a system. The Company has successfully completed numerous installation and integration projects in both domestic and foreign locations. The Company has a unique combination of engineering, manufacturing, installation, integration, and project management skills that can be used to its competitive advantage in many bidding situations.

HF communication antennas are usually employed in civil and military shore-ship and land-air communications systems. HF communication has recently been applied to create inexpensive systems that track trucks over huge geographic areas without requiring access to cellular telephone or satellite communications networks. The Company's HF antennas will be used as the backbone of a major system soon to be launched in the United States and other countries. HF communications antennas typically sell in the $15,000 to $100,000 range, with large systems of such antennas often selling for $1 to $3 million.

The Company's medium frequency (MF) (0.5 to 1.7 MHz) or HF (2 to 30
MHz) broadcasting antenna systems are typically large structures consisting of towers up to several hundred feet high combined with complex arrangements of wire cables. Antennas of this type operate at high power levels ranging from 1 kW up to 8000 kW. The Company also manufactures RF switches, transmission lines, and impedance transformers that are used in conjunction with its antennas.

MF broadcasting antennas are sold either directly to broadcasters or to transmitter manufacturers for integration into complete systems. TCI also supplies complete MF broadcasting systems including TCI antennas and transmitter and audio equipment manufactured by others and integrated by the Company. MF broadcasting is used to transmit amplitude-modulated (AM) signals primarily to car and portable radios. Typical system orders range in price between $100,000 and $6,000,000. Although the market for MF antenna systems has been stagnant in the U.S., there remains a strong demand for such systems overseas, particularly those systems that operate at high power. With the advent of digital AM broadcasting in the next century, the market for the Company's MF products both in domestic and foreign markets should increase.

HF broadcasting, commonly known as short wave broadcasting, has been the preferred medium for governments wanting to broadcast news and propaganda to foreign audiences. HF broadcasting remains a relatively inexpensive means of transmitting signals over very long distances at much lower costs than those required for establishing a satellite-based broadcasting system. Principal customers for the Company's HF antenna products have been the U.S. International Broadcasting Bureau (Voice of America, Radio Free Europe/Radio Liberty, and Radio Free
Asia), the British Broadcasting Corporation's World Service, other foreign broadcasting services, and religious broadcasting organizations. While the growth in HF broadcasting that was fueled by the Cold War has decelerated, there remain a core group of international broadcasters who continue to purchase the Company's HF broadcasting equipment, although on a smaller scale than in years past. Typical system orders range in price between $750,000 and $10,000,000.

FM and TV broadcasting present exciting opportunities for the Company in both the domestic and foreign markets. Within the United States, the transition to digital television (DTV), mandated by the Federal Communications Commission in April 1997, will require all of the approximately 1600 domestic TV stations to install digital transmission facilities within the next three to eight years. This represents a huge potential market for the Company's antenna, combiner, and transmission line products, particularly over the next several years as the pace of the DTV conversion process accelerates. The Company also expects to benefit from its invention of a new combining system that allows a single antenna to serve multiple transmitters in situations where conventional combiners are not as cost effective. This new invention will simplify the conversion process required to change over to digital broadcasting.

The overseas markets also present significant opportunities for sales of FM and TV antennas and systems in countries that are privatizing their broadcasting sectors and/or introducing digital television. Unlike the United States, most countries have lacked a private broadcasting sector. Broadcasting has been a monopoly of governmental or government-owned organizations. This situation is changing rapidly with the worldwide trend to privatize national telecommunications organizations. In numerous countries, private entrepreneurs are obtaining licenses to establish broadcasting stations that operate for profit. This is a potentially large market for the Company's products and systems engineering expertise. These projects are usually much larger in scope and dollar value than the sale of individual antenna systems. Typical sale prices of individual FM and TV antennas range between $10,000 to $250,000, with turnkey systems ranging between $100,000 and $500,000.

Signal Processing Products

The Company's signal processing products are comprised of direction finding, signal collection, and specialized communications equipment that are sold primarily to domestic and foreign military and intelligence markets. The Company's core products consist of receivers and transmitters, DSP-based direction finding processors, and specialized application software. The Company manufactures products that cover the frequency range from 0.5 to 3000 MHz.

The Company's direction finding (DF) and signal collection products are used to identify, locate, classify, and analyze radio transmissions using proprietary hardware and software for DF and communication intelligence (COMINT) applications. The DF and collection processes are performed rapidly, automatically, and without detection by the subject. The classification and analysis functions identify the modulation, frequency, and characteristics of the signals. The Company's DF and signal collection software performs these tasks automatically, thereby eliminating the need for the large numbers of operators that have been needed to run older systems. The Company's products can also be operated and monitored remotely, eliminating the need for operators to be located at the same site as the DF and signal processing equipment. The Company's signal processing systems can also integrate the output from other intelligence-gathering sources. In military applications, the integrated data provide system users with information they can use to estimate the disposition and intentions of potential adversaries.

The Company has recently introduced a revolutionary, full-featured digital VHF/UHF DF and COMINT hardware platform suitable for DF and specialized communications intelligence applications. The system architecture uses a high speed analog-to-digital sampling technique to provide a high performance DF capability from 10 kHz to 3000 MHz. The unit is compact and has been packaged for portability. This product is especially useful for national security or intelligence customers interested in monitoring wireless communications within their own borders. The large instantaneous bandwidth of the system makes it ideal for monitoring signals with special modulations types, such as those used in GSM and CDMA cellular telephone systems.

The Company manufactures all the major components of a typical DF and signal processing system, including the antennas, receivers, DF processors, RF switches and applications software. Specialized portions of the systems, such as computers, cables, and specialized integration equipment are purchased from others.

The sale prices of complete DF and signal processing systems range from approximately $100,000 to $15,000,000. Certain components of a system are often sold separately to special customers and are priced at considerably lower amounts.

The signal processing product includes specialized equipment to measure the characteristics of the ionosphere using the Company's proprietary Chirpsounderr technology. This equipment is used as part of communications, radar, and DF systems that operate in the 2 to 30 MHz frequency range in which the ionosphere has a major effect on the propagation characteristics of the signals. Since the ionosphere's characteristics change constantly, the Company's products provide the necessary real-time data to optimize the performance of HF systems. The price of a minimum system is $25,000, however the price of a typical system is considerably higher.

Test and Measurement Products

The Company's test and measurement products consist of commercial variants of its DF and signal processing products. These products comprise specialized application and database software and proprietary monitoring, measurement and DF hardware that operate from 10 kHz to 3 GHz. The products fall into two broad categories. The first category comprises spectrum management systems ("SMS") that are used by foreign governmental agencies tasked with monitoring and regulating the RF spectrum within their country's borders. The second category comprises automatic test equipment and systems that utilize the powerful measurement technologies and software developed by the Company for use in its spectrum management systems.

Spectrum management systems are required by all countries in order to manage their electromagnetic spectrum. The growth in this market has been fueled by the rapid expansion in the number of users of cellular telephones, pagers, and other personal communications devices, and sale of portions of the spectrum to commercial telecommunications organizations. Most of the requirements for spectrum management systems are driven by the worldwide trend towards privatization of telecommunications services. Since the privatized spectrum has usually been purchased at great expense and is expected to generate revenues, the private telecommunications companies expect their spectrum to be protected from interference and unlicensed usage. The Company's spectrum management systems give regulatory authorities the tools to maintain sufficient order and discipline in the spectrum so that modern radio and wireless services can function. In addition, spectrum management systems are used to a) issue frequency assignments, b) administer the issuing of licenses and collection of fines from users who violate the regulations, c) manage the databases of users, licenses, and violations, d) monitor the spectrum, including identifying, measuring, and locating signals, and e) prepare reports. Traditionally, these functions have been performed manually using stand-alone receivers, measurement equipment, and numerous forms filled out by hand. The Company provides turn-key systems that perform all tasks in an automated, integrated, seamless operation with a minimum of operator intervention. These systems use Company products and other commercial off-the-shelf equipment that the Company integrates. The Company's systems are based on modular architecture that allow special systems to be constructed from a common set of building blocks.

Spectrum management systems can vary in complexity from a single site, single position station to a large scale multi-site network including 2 to 15 fixed sites plus a complementary set of mobile measurement vans. Typical systems range in price from $300,000 to $12,000,000.

Automated test equipment products provide a new marketing opportunity for the Company. These products use the Company's proprietary high-performance receivers and DSP-based processors that have been developed for its spectrum management systems, and adds specialized software to provide systems that simplify and automate the measurement of complex signals. This market is not served by traditional manufacturers of test equipment who focus only on standardized equipment that can be sold in large quantities. Typical customers for the Company's systems include wireless service providers as well as manufacturers of specialized radio equipment and communications satellites, all of whom must measure and analyze signals having extremely complex modulations and structures. The Company's measurement products are highly flexible. They can measure any type of complex signal used in existing communications systems and can be readily modified to measure even more complex signals that are envisioned for future communications systems.

Marketing

The Company markets its equipment and systems to governmental and commercial organizations both in the United States and foreign countries primarily using its direct marketing force. For foreign sales, the Company is often assisted by its local representatives who are paid a commission on each sale. Foreign sales of some antennas having specialized military applications and certain Signal Processing and Test and Measurements products must have the approval of the United States Department of State which limits the sales of such products to foreign nationals. Such sales are subject to changes in United States policy concerning the export of military technology.

Historically, more than 90% of the Company's foreign sales have been denominated in United States dollars. The value of United States dollar relative to foreign currencies affects the competitive position of the Company's products overseas.

See Note 6 of the Notes to Consolidated Financial Statements for information concerning revenue attributable to export sales and individual customers.

Manufacturing

Broadcasting Products
Broadcast antenna systems are generally manufactured to order from standard parts. MF and HF antennas are made from cable, fittings, insulators, and fasteners. In the manufacturing process, fittings are attached to antenna wires by machinery that also measures, forms, and cuts the wires to close tolerances. FM and TV antennas do not use wire members and are fabricated from machined or extruded metal parts. Antennas are packaged in pre-assembled kits, reducing installation time and cost, and increasing reliability.

Signal Processing Products
Signal processing products are assembled from standard computers, radio frequency switches, receivers, and specialized instruments manufactured to the Company's specifications either by the Company or by specialized vendors. After the proprietary software is incorporated into the system, it is tested in a simulated operating environment.

The Company's receivers, DF processors, and HF ionospheric sounders are generally assembled from standard components and other items produced to the Company's specifications, such as printed circuit boards, fabricated metal parts and crystal filters. Many of the products contain microprocessors for which proprietary software is designed and tested by the Company's engineers and technicians. Certain custom communications systems involve the integration of other manufacturers' equipment with products produced by the Company.

Test and Measurement Products
Test and measurement products are assembled using readily available computer equipment and specialized signal measurement equipment, provided either by the Company or by qualified subcontractors, combined with specialized equipment provided by the Company. To a significant extent, the heart of such systems lies in the proprietary software that is incorporated into the system. These systems are thoroughly tested in a simulated operating environment prior to final delivery.

The Company is dependent upon the ability of its suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules in order to fulfill commitments to its customers. While the Company endeavors to assure the availability of multiple sources of supply, in certain cases involving complex equipment it must rely on a sole source. The failure of certain suppliers or subcontractors to meet the Company's needs may adversely affect the Company. While the Company has from time to time experienced delays in obtaining raw materials and components, to date these delays have not materially affected its business.

Although many of the Company's products are installed by its customers, the Company offers installation services including turn-key project management.

United States Government Contracts and Regulations

Sales to the U.S. Government under prime and subcontracts accounted for 31%, 31%, and 42% of the Company's revenue in fiscal years 1998, 1997, and 1996, respectively. The Company's U.S. Government business is performed under cost-reimbursement-type contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, and cost-plus-award-fee) and under fixed-price-type contracts (firm fixed-price and fixed-price incentive). During fiscal 1998, 31% of the Company's total revenue came from U.S. Government fixed-priced-type contracts, and none from U.S. Government cost-reimbursement-type contracts, compared to 30% and 1%, respectively, in fiscal 1997 and 40% and 2%, respectively, in fiscal 1996.

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

Contracts with the United States Information Agency ("USIA") combined with subcontracts to companies with prime contracts to the USIA accounted for 7% of total revenue in fiscal 1998, 13% in fiscal 1997 and 23% in fiscal 1996.

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

The world political environment has seen dramatic changes within the last several years and as a result U.S. Government procurements for the Company's broadcasting and signal processing products have decreased substantially. As a result, the Company is focusing more on overseas and commercial opportunities, as are the Company's competitors.

Broadcasting Products
The principal competitive factors in the broadcast and communications markets are reliability, performance, price, and breadth of product line. The Company's principal competitors in the ground-based, high frequency (HF) communications antenna market are Andrew Corporation, Antenna Products Corporation, CSA and Creative Design Corporation. In the market for HF (short-wave) and medium wave (MF) broadcast antennas, the principal competitors are divisions of larger companies, including Thomcast and Continental Electronics, both of which also manufacture broadcasting transmitters. The size, international reputation, and vertically integrated operations of these companies give them an advantage over the Company, particularly in bidding on entirely new stations in Third World countries. For FM and/or TV antenna systems the Company's competitors are Andrew Corporation, Dielectric Communications, ERI, Harris Corporation, Kathrein/SIRA, RFS, Rymsa, and Shively Laboratories. These are all well-established companies with broad product lines.

Signal Processing Products
Competitors in signal processing products include AEG Telefunken, Andrew Corporation, CODEM Systems, Inc., E-Systems, Harris Corporation, Racal Communications, Rockwell International Corp., Rohde and Schwarz, Siemens Plessey & Co. Ltd., Southwest Research Institute
(SWRI), Thomson-CSF, Tadiran, and TRW. The principal competitive factors are the performance of the equipment and price. In military programs for signal collection and processing systems, the selection of a particular supplier's products frequently limits further competition by other vendors during the program's life cycle.

Test and Measurement Products
The Company's principal competitors for spectrum management systems are Rohde and Schwarz, Tadiran, and Thomson-CSF. Since the competitors' products are often less expensive, the Company must convince its customers that its equipment has sufficient performance advantages. Similar to the Company's position in supplying signal processing systems, best value expressed as a function of performance and price are the competitive determinants in most markets. Additionally, since many of these systems are marketed in less developed countries, the ability to offer attractive financing alternatives also weighs strongly in the customer's decision making process. The Company will continue to rely on the availability of external sources of capital to meet its requirement to offer financing on these international procurements.

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

Employees
As of September 30, 1998, the Company had 130 full-time employees. None of the employees are represented by a labor union, and the Company considers its employee relations to be good. The Company's success is dependent on its ability to retain highly-skilled personnel.

ITEM 2 - Properties
	                        Floor Area (sq. ft.)	       Lease
                            Company                Expiration
		                          Leased	                  Date
Sunnyvale, CA		             95,000	                  2000


In addition, the Company leases office space in Redhill, Surrey, United Kingdom (U.K.). The Company believes that its office space for its corporate headquarters is suitable and adequate and will meet its needs for the foreseeable future.

ITEM 3 - Legal Proceedings
On December 14, 1994, the California Regional Water Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early 1995, the Regional Water Board ordered the owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995 in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration. In April, 1997, pursuant to their rights as the largest PRP, Teledyne, Spectra Physics and Montwood submitted a petition to convene a hazardous substance cleanup arbitration panel (HASCAP) with an ultimate goal of determining and apportioning liability for the cleanup costs amongst all of the PRPs associated with the site. The Company and the other respondents objected to the convening of an arbitration panel. On September 24, 1998, the Office of Environmental Health Hazard Assessment ("OEHHA") advised the parties that the legislative authority for the arbitration panels had "sunsetted" and thus OEHHA would take no further action towards ruling on the respondents' objections or convening a HSCAP arbitration panel unless the legislature took action to reinstate the legislative authority for these panels. Should the legislative authority for the HSCAP arbitration panels be reinstated and should OEHHA overrule the Company's and the other respondents' objections to the convening of the panel, the Company may take legal action to dispute the panel's jurisdiction and in all events will vigorously maintain that it is not responsible for any of the groundwater extraction system being operated by Teledyne/Spectra-Physics. At present, there is no lawsuit, arbitration or other legal or administrative proceeding pending against the Company regarding this Teledyne/Spectra Physics matter, and it is possible that no further legal proceedings regarding this matter and involving the Company will occur.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 1998.


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

	                   Fiscal 1998	       Fiscal 1997
Quarter Ended	       High	Low	            High	Low
December 31 	      $6.63	$4.75	         $7.63	$6.38
March 31	           5.63	 4.38	          7.25	 6.25
June 30	            5.38	 4.38	          7.13	 5.88
September 30	       4.94	 2.81	          6.88 	4.97

As of September 30, 1998, there were 540 stockholders of record. The Company has not paid any cash dividends on its common stock since inception, and the Company presently intends to reinvest any earnings into the business.

ITEM 6 - Selected Financial Data
The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed

Consolidated Financial Statements included elsewhere herein.

                                 Data for the Five Years Ended September 30,
                                   (In thousands, except per share amounts)

                                     1998   1997     1996     1995     1994
Statement of Operations Data:
Revenue                            $25,226 $34,101 $32,695  $29,354  $25,562
Operating costs and expenses:
Cost of revenue                     18,172  28,650  21,856   18,672   15,798
Marketing, general and
administrative
                                    11,472  11,857  10,941   10,348    9,555
Income (loss) from operations
                                    (4,418) (6,406)   (102)     334      209
Investment income, net                 757   1,079   1,602    1,072      691
Income (loss) before provision
(credit)for income taxes            (3,661) (5,327)  1,500    1,406      900
Income (loss) before change
in accounting for income taxes          81  (5,582)  1,056    1,311      756
Change in accounting for income taxes
     (SFAS 109)                          -      -       -        -     1,511
Net income (loss)                   (3,742) (5,582)  1,056    1,311    2,267

Basic earnings per share:
Net income (loss) per share          (1.17)  (1.75)    .33      .41      .68
Shares used in per share
     Computations                    3,207   3,194   3,158    3,161    3,335

Diluted earnings per share:
Net income (loss) per share          (1.17)  (1.75)    .31      .39      .67
Shares used in per share
     Computations                    3,207   3,194   3,366    3,392    3,371


Balance Sheet Data:
Working capital                    $15,046 $18,500 $22,246  $23,172  $22,098
Total assets                        25,231  29,866  39,192   32,373   33,241
Stockholders' equity                16,833  20,549  26,014   24,855   24,072


Quarterly Financial Data for the Two Years Ended September 30, 1998 Since revenue is generally recognized on a percentage of completion basis, which is based upon total direct and indirect costs incurred, there may be fluctuations in the Company's quarterly results. These fluctuations can result from uneven flow of incoming material and revisions to cost estimates on long-term contracts.

                                 (In thousands, except per share amounts)
                                  Fourth     Third     Second     First
	                                 Quarter   Quarter    Quarter	  Quarter
Fiscal 1998
Revenue                            $4,328   $5,814     $8,187     6,897
Gross profit	                        (106)  	2,018	     2,705	    2,437
Net income (loss)                  (3,129)    (702)        16        73
Net income (loss) per share         (0.97)   (0.22)         -       .02

Fiscal 1997
Revenue                            $8,139   $5,822     $9,472   $10,668
Gross profit                         (437)  (2,935)     2,837     3,603
Net income (loss)                    (905)  (5,137)        84       377
Net income (loss) per share          (.28)   (1.61)       .02       .11



ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements.

Overview
From its founding, the Company's focus has been large, long duration U.S. government programs in defense intelligence, ultra-reliable HF communications systems and high power broadcasting systems. To meet the demands of a changing world market brought about by the end of the Cold War, the Company has sought to diversify its product offerings in the 1990s. As a result, its primary focus has changed from military to more commercial applications with a customer mix dominated by international entities and domestic non-governmental broadcasting organizations. Today, the Company has three core product lines, the Broadcast and Communications Division ("BCD"), the Signal Processing Division ("SPD"), and the Test and Measurement Division ("TMD").

BCD offers antenna systems for medium wave broadcasting and broad band antenna solutions for HF broadcasting and communications systems. Recently, the Company has introduced proprietary antenna and transmission feeder solutions for the FM and TV broadcast markets.
SPD sells direction finding, signal collection, and specialized communication receiver and transmitter equipment into military and intelligence markets. The Company's core products consist of receivers and transmitters, DSP-based direction finding processors, and specialized application software that routinely operate from 10kHz to 3.0 GHz in frequency. TMD was created in 1995 to introduce commercial variants of the company's direction finding technology into the ITU spectrum monitoring market. Its product offerings consist of specialized application and database software and proprietary monitoring, measurement, and direction finding hardware that operates from 10kHz to 3GHz. These systems are used by national regulatory agencies in foreign countries similar in function to the Federal Communications Commission ("FCC") to maintain order and discipline in the radio spectrum.

Management believes that each of the three product lines offers core technology in stable marketplaces that is of significant value. However, in order to achieve substantial growth in revenues and profits, the Company must continue to find ways to diversify and leverage its technology and intellectual capital into adjacent, growing markets.

In this regard, the Company, teamed with Hewlett Packard, achieved its first diversification successes in fiscal 1995 and 1996 as it won contracts to supply radio spectrum monitoring and surveillance ("SMS") equipment to foreign customers. In March 1997, in an effort to increase both its market share and its gross profit, TMD committed itself to replace the equipment previously supplied by Hewlett Packard with an all-DSP based solution of proprietary origin and design. During fiscal 1998, TMD won its first two contracts for the supply of this new generation equipment. As a result of the Company's expenditure on SMS research and development efforts, it has developed a full-featured UHF/VHF direction finding and COMINT hardware platform suitable for direction finding and specialized communications intelligence opportunities of interest to friendly military and intelligence customers. The availability of these new products will allow SPD to pursue a select group of UHF/VHF opportunities with domestic and overseas military and intelligence customers. Currently, no additional development funds are planned to further develop the hardware platform. The Company expects, however, that additional development will be required to add software features necessary to prosecute certain types of digital modulation formats inherent in today's digital communication systems. In order to more quickly realize its financial objectives, the Company is pursuing relationships with potential strategic partners who offer complimentary features, such as software capabilities or an established presence in markets not currently served by the Company.

 The same research and development efforts have afforded the Company the opportunity to leverage the combination of its DSP based products and software with its specialized receiver and down converter products into a large specialized automated test and measurement (ATE) equipment market. The Company plans to partner with at least one significant vendor in this market to jointly offer custom products and solutions. Management believes that the Company has application software skills and experience with RF component integration that is unique and is of substantial value to these specialized ATE markets. Current efforts are focused on establishing an effective distribution channel.

The Company's BCD is expanding into offering the supply of digital TV and FM broadcasting equipment. The Company has designed and has begun selling a line of FM antennas in both domestic and international markets. In addition, management believes the FCC mandated switch from analog TV frequency assignments to digital assignments will create a substantial requirement for new antenna, feeder and transmission systems in the U.S. market between now and the year 2006. Consequently, BCD's focus will be on developing products for this market that offer proprietary solutions to the adjacent channel assignment problem and providing engineering services to deal with installations of new antennas on existing tower structures. The Company believes that with the right strategic partners it can win a significant share of business in this market. This opportunity will require investment in development during each of the next three years. While the transmission formats are different, there exists an overseas market for similar digital TV technology. Efforts are currently underway to explore these markets more fully in Australia and Europe.

During the last three years the Company has expended approximately $6,000,000 on internal research and ("IR&D") efforts related to its product and market diversification efforts. All costs for such product development are presently funded internally and are expensed as incurred. The Company expects that the future costs of these and other efforts, including potential acquisitions, may be significant enough to generate a loss from operations in fiscal 1999. The investment of financial and human resources will continue in each of these commercial efforts until either successful product introduction is achieved or it is determined that a viable market does not exist for these products.

In addition to IR&D, a significant portion of engineering effort is customer-sponsored by both cost reimbursement and fixed-price contracts. Such engineering effort relates to the design and development of new products as well as improvements to existing products. Expenditures for customer-sponsored research, development and engineering were approximately $3,800,000, $4,100,000 and $4,200,000 in fiscal 1998, 1997 and 1996, respectively. Additionally, a portion of new product development work of a conceptual nature is charged to bid and proposal costs when the development may lead to an immediate, potential contract.

On July 20, 1998, the Company announced that it had signed an agreement with a NASD registered investment banking entity to assist the Company with the enhancement of shareholder value. As a result, the Company has been party to strategic discussions with a select group of organizations, both domestic and international, which may serve to leverage the Company's core technology and intellectual capital into adjacent, faster growing and higher margin market segments. Separately, the Company has entered discussions with various financial institutions regarding it's objective of increasing the percentage ownership of common stock held by institutional investors and in order to create greater research coverage of its common stock by industry analysts and market makers. Although there can be no certainty as to the ultimate outcome of these efforts, management believes this effort will contribute to the accomplishment of its primary goal for fiscal 1999 - increasing shareholder value.

The Company's funded backlog as of September 30, 1998, was approximately $16 million, compared to approximately $20 million as of September 30, 1997. The following table sets forth the total backlog, which includes the value of unexercised options (on U.S. Government contracts) which the Company believed were likely to be exercised, for the periods indicated (in thousands):

                                           As of September 30,
                                          1998	  1997	  1996
Backlog	                                $16,000	$23,000	$35,000

Of the $16 million backlog at 1998 fiscal year end, approximately $15 million is expected to be recognized as revenue prior to September 30, 1999. Most contracts are, by their nature, subject to termination for cause or default and, on occasion, can be terminated for reasons beyond the control of the Company.

The Company's backlog reflects several factors that have combined to reduce sales to the Company's traditional customers for its broadcast and signal processing products. The first factor has been the end of the Cold War which has reduced the U.S. Government's requirements for high power short wave broadcasting systems manufactured by BCD and for signal processing systems used by U.S. military organizations that are manufactured by SPD. The second factor is the declining economies in Asia, Africa, and the Middle East that have reduced civilian budgets and resulted in cancellation or delay of projects using the Company's equipment. The third factor, related to the economic decline overseas, is the increase in value of the U.S. Dollar relative to the currencies of most of the Company's customers. This has made the Company's products appear more expensive than those of its foreign competitors.

The Company expects to reverse the decline in its backlog by redirecting its engineering, manufacturing, and marketing efforts to products and market segments that are less affected by these general trends. Among these are digital TV products for the U.S. broadcasting industry, signal collection systems used by foreign military organizations for intelligence or other national security operations, and test and measurement products used by telecommunications organizations for regulatory operations or system testing. All of these market segments are growing and present significant sales opportunities for the Company's new products.


Results of Operations
As an aid to understanding the Company's consolidated operating results, the following table indicates the percentage relationships of income and expense items for each of the last three fiscal years.

                                         Percentage of Revenue
	                                      Years Ended September 30,
                                        1998     1997    1996

Revenue	                               100.0%	   100.0%  100.0%
Operating costs and expenses:
Cost of revenue	                        72.0%	    84.0%	  66.8%
Marketing, general and administrative   45.5%	    34.8%	  33.5%
Loss from operations	                  (17.5)%   (18.8)%  (0.3)%
Investment income, net	                  3.0%	     3.2%	   4.9%
Income (loss) before provision
for income taxes	                      (14.5)%   (15.6)%	  4.6%
Provision for income taxes                .32%	     .8%	   1.4%
Net income (loss)	                     (14.8)%   (16.4)%	  3.2%


The approximate revenue attributable to contracts from both domestic and overseas customers is shown below (in thousands):

	                    1998	   1997	     1996
 Domestic revenue	  $9,000	 $11,000	  $15,000
 Overseas revenue	  16,200	  23,100	   17,700
	Total	            $25,200	 $34,100	  $32,700

Fiscal 1998 Compared to Fiscal 1997
Revenues for fiscal 1998 decreased by 26% while the net loss decreased by 33% when compared to fiscal 1997. The delay or loss of key program awards in Asia, Latin America and Europe adversely affected revenues in fiscal 1998. Most of these programs were bid under highly competitive pricing situations. Recent economic uncertainties in Asia and Latin America, coupled with the devaluation of currencies against the U.S. dollar, have intensified pricing pressures across all product lines. In addition, adversely affecting revenues and corresponding gross profits in fiscal 1998 was the unexpected delay in obtaining system acceptance of one significant overseas contract. An exceptionally high management and technical personnel turnover rate within the customer's organization during the course of the contract created a lack of understanding of the system's original goals and objectives and hindered acceptance of the system. The Company continues to work diligently with the customer to address all outstanding issues, including the need to conduct additional training before and after the system acceptance, and using third party independent experts to assist the customer in the process of system acceptance. Management remains confident that it will achieve system acceptance and field a system that meets the customer's expectations.

During fiscal 1998, the Company recorded an adjustment reflecting management's best estimate of additional cost to bring this contract to completion. To date, the Company has received payment of approximately $14,900,000, or 85% of the total contract value. The Company has an outstanding performance bond equivalent of $1,785,000 or 10% of the contract value.

In order to ensure the success of future projects of this type, the Company plans to change how these systems are delivered to customers. In the future, a consulting team consisting of technical, functional and business experts will be focused on each project from the beginning. This team will manage the project in partnership with the customer. As part of the implementation, customers will be able to run a series of pilot tests to ensure that their ultimate goals and objectives can be realized at the end of the implementation. An extensive training curriculum specifically tailored for the customer will be designed and conducted during system implementation. This process should serve to eliminate all uncertainties regarding how the system will work once installed and should contribute substantially to the stream of "after sale revenue."

The cost of revenue expressed as a percentage of revenue for fiscal 1998 decreased to 72% from 84% last year. This decrease was due to an inventory adjustment of $2,505,000 made in fiscal year 1997. This inventory adjustment was the result of lower demand for the BR product line, which was designed originally for military and specialized communications purposes. Without the inventory adjustment in fiscal 1997, the cost of revenue would have decreased to 72% from 77%. The additional favorable decrease of 5% in cost of revenue expressed as a percentage of revenue was due to the mix of contracts being executed in fiscal 1997 that had inherently lower margins than those executed during fiscal 1998.

Marketing, general and administrative expenses expressed as a percentage of revenue increased to 45.5% from 34.8%. This increase was partly due to a lower revenue level in fiscal 1998. Actual marketing, general and administrative expenses decreased by $385,000 in fiscal 1998. This decrease was due largely to lower agent commission expenses.

Investment income decreased by 30% or $322,000. This decrease was due to the lower interest rates earned on investments and a decrease in cash available for investment.

Net loss decreased from $5,582,000 to $3,742,000, or 33%. The decrease in net loss was due largely to the inventory adjustment made in fiscal 1997 of $2,505,000.

The Company is currently reorganizing itself to focus on achieving divisional profitability objectives in its product lines. As part of this effort, the Company will pursue opportunities to reorganize, consolidate, or eliminate underperforming parts of its current business while satisfying all of its customer and product support obligations. The Company will place a greater emphasis on generating gross profits from its current product offerings. Achieving growth in sales and earnings represents the Company's ultimate goal and the Company will be aggressively implementing the growth strategies imbedded in its current operating plan.

Fiscal 1997 Compared to Fiscal 1996
The revenue growth experienced in fiscal 1997 over fiscal 1996 was mainly due to the Company's diversification success in the radio monitoring and spectrum compliance market. Revenue for fiscal 1997 increased by 4% over revenue in fiscal 1996.

Cost of revenue as a percentage of revenue increased by 18% in fiscal 1997 when compared to fiscal 1996. This was due to an inventory write down in fiscal 1997 of $2,505,000. The inventory write down was a result of a decrease in customer demand for the existing BR Communications product line. This product line was originally designed for military and highly specialized communication purposes. But such communication requirements are now being satisfied by the use of various commercial communications mediums which provide faster, more robust means of communicating, including secure satellite and other wireless communication technologies. In addition, cost of revenues reflected the Company's execution of a backlog that consists of inherently lower margin contracts.

Marketing, general and administrative expense as a percentage of revenue slightly increased in fiscal 1997 from 33.5% to 34.8%. This was due largely to the greater emphasis placed on marketing and selling related activities, as well as a general increase in personnel costs.

Investment income in fiscal 1997 decreased by $523,000 over fiscal 1996 due to a higher cash balance available for investment in fiscal 1996. The cash balance in fiscal 1996 was positively impacted by a significant customer deposit received from an overseas contract.

The provision for income taxes in fiscal 1997 was (4.8)% of net loss before income taxes compared to 29.6% of net income before income
taxes in fiscal 1996.   The tax provision recorded in fiscal 1997 was
to cover the Company's foreign tax liability associated with the execution of a certain contract in a South American country. Because no tax treaty exists between the U. S. and this South American country, the Company was not able to offset these tax liabilities with its net operating loss carryforward originally generated in fiscal 1993.

Net loss as a percentage of revenue in fiscal 1997 was 16.4% compared to 3.2% in fiscal 1996.


Factors That May Affect Future Operating Results
The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control.
The following discussion highlights some of these risks.

Fluctuations in Operating Results
The Company's operating results may fluctuate from quarter to quarter and year to year for a number of reasons. While there is no seasonality to the Company's business, because of the Company's relative small size, combined with the extended delivery cycles of its long-term project-oriented business, revenue and accompanying gross margins are inherently difficult to predict. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, based on the assumption of stable performance, a relatively small revenue shortfall may cause profitability from operations to suffer. Historically, the Company has endured periods of volatility in its revenue results due to a number of factors, including shortfalls in new orders, delays in the availability of new products, delays in subcontractor provided materials and services, and delays associated with foreign construction activities. Gross margins are strongly influenced by a mix of considerations, including pressures to be the low price supplier in competitive bid solicitations, the mix of contract material and non-recurring engineering services, and the mix of newly developed and existing products sold to various customers. The Company believes these historical challenges will continue to affect its future business.

The Company intends to leverage its expertise in RF technology applications and its ability to conduct business in foreign markets by pursuing outside technology and business acquisitions which complement various characteristics of its existing core businesses. The Company expects that the future cost of this product diversification strategy may be significant enough to generate a loss from operations during any fiscal quarter through the end of fiscal 1999.

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

Risk Associated with Expansion into Additional Markets and Product
Development
The Company believes that its future success is substantially dependent on its ability to successfully acquire, develop and commercialize new products and penetrate new markets. In addition to the Company's ongoing efforts to diversify its product offerings within its core Broadcast, Signal Processing and Test and Measurement, the Company intends to pursue a diverse, but focused product and market development initiative during the next three years. The Company believes that its general knowledge of RF technology and its related applications combined with its proven ability to conduct business in overseas markets can be exploited to return the Company to an aggressive growth posture. While not strictly limited to these product areas, the Company is currently pursuing development of proprietary broad band antenna systems for FM and TV broadcasting and specialized receivers and processors to increase the usefulness and reduce the cost of its signal processing and test and measurement systems. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. Should the Company expend funds to acquire outside entities or technology, there can be no assurance that sufficient returns will be realized to offset these investments. The inability of the Company to successfully develop or commercialize new products or failure of such products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Conducting Business Overseas
A substantial part of the Company's revenue is derived from fixed priced contracts with foreign governmental entities. With increasing frequency, the Company finds a demand for its products in third world countries and developing nations which have an inherently more volatile and uncertain political and credit risk profile than the U.S. Government market with which the Company is accustom to conducting its business. While the Company seeks to minimize the collection risks on these contracts by normally securing significant advanced payments with the balance secured by irrevocable letters of credit, the Company cannot always be assured of receiving full payment for work that it has performed due to unforeseen credit and political risks.

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

Liquidity and Capital Resources
Cash used in operations in fiscal 1998 and fiscal 1997 was $.7 million and $9.4 million, respectively. Cash provided from operations was $6.3 million in fiscal 1996. In fiscal 1998 cash used in operations resulted primarily from a net loss of $3.7 million, a decrease in accounts payable of $1.9 million, and a prepayment of $1.6 million in sales tax (VAT) for importation of equipment under an overseas contract - offset by cash provided by a decrease in accounts receivable of $4.4 million. The decrease in accounts receivable was due to the timing between revenue recognition, billings and collections. Different payment terms are negotiated for each contract, depending on the customer. The decrease in accounts payable was primarily due to payments made to a significant subcontractor.
The prepayment for sales tax will be offset against the sales tax to be collected from the customer which is expected to be final billed in fiscal 1999. In fiscal 1997 cash provided by operations resulted primarily from a net loss of $5.6 million, a decrease in accounts payable of $2.6 million and customer deposit and billing on uncompleted contracts in excess of revenue recognized of $2.3 million. In fiscal 1996 cash was principally provided from a net income of $1 million, and an increase in accounts payable of $4.2 million resulting in total net cash provided from operations of $6.3 million.

Cash of $1 million was used in investing activities in fiscal 1998 through the maturity of short-term investments. Cash provided by investing activities for fiscal 1997 was $12.5 million and cash used in investing activities in fiscal 1996 was $2.8 million.

As of September 30, 1998, the Company had approximately $13.5 million in cash and short-term investments. As of the same date, the Company had standby letters of credit outstanding totaling approximately $3.6
million.   These standby letters of credit are collateralized by the
Company's cash or short-term investments.  See further discussion in
Note 8 of the Notes to Consolidated Financial Statements. The Company currently believes that its cash and expected cash flow from operations will be sufficient to fund its operations through fiscal 1999.

A significant portion of the Company's revenues is associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotments of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. Contracts with agencies of the U.S. Government or with prime contractors working on U.S. Government contracts contain provisions permitting termination at any time for the convenience of the Government. No assurance can be given regarding future financial results as such results are dependent upon many factors, including economic and competitive conditions, incoming order levels, shipment volume, product margins and foreign exchange rates.

The large size of certain of the Company's orders makes it possible that a single contract termination, cancellation, delay, or failure to perform could have a significant adverse effect on revenue, results of operations, and the cash position of the Company.

A portion of the Company's revenues is derived from governments in areas of political instability. The Company generally attempts to reduce the risks associated with such instability by requesting advance payments if appropriate, as well as letters of credit or central government guarantees. Most of the Company's overseas contracts provide for payments in U.S. dollars. However, in certain instances the Company, for competitive reasons, must accept payment in a foreign currency.

Management does not consider inflation to be a significant factor in its operations.

Year 2000 Issue
Many currently installed computer systems and software products are designed to accept only two-digit entries in the date field. Soon, beginning January 1, 2000, these date fields must accept four digit entries to distinguish twenty-first century dates from twentieth-century dates. If a computer system or software product is not "Year 2000 compliant," it may not operate properly during the transition from December 31, l999 to January 1, 2000, and may not recognize the year 2000 as a leap year. A non-compliant system or product may suddenly halt, continue operating but interpret or calculate data incorrectly, or otherwise operate improperly, causing disruption to the Company's operations or the operations of others.

In order to minimize the disruption to business and government that may be caused by computer systems and software products that are not "Y2K compliant," many companies and government agencies worldwide have established programs to evaluate and mitigate the risks and adverse effects of the Y2K problem. Accordingly, the Company has established a program to review and assess Y2K compliance of its internal business systems, manufacturing and design tools, current products, products sold in recent years, and the most critical systems, services and products supplied to the Company by third parties. The Company has assigned a program manager, accountable to executive management, to oversee, coordinate, and report on the Company's Y2K assessment and remediation efforts.

A four-phase approach has been defined to determine the Year 2000 readiness of the Company's systems, software, equipment, and products. Such approach is expected to provide a detailed method for tracking the evaluation, repair, and testing of systems, software, equipment and products that may be affected by Y2K issues.

Phase 1, Assessment, includes taking an inventory of all systems, software, equipment and products, and the identification of those with year 2000 issues which need remediation. Phase 1 also calls for the preparation of plans needed for remediation. Phase 2, Remediation, includes repairing, upgrading, and/or replacing any non-compliant equipment or systems identified in Phase 1. Phase 3, Testing, includes testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results or certifications provided to the Company by third parties. Phase 4, Implementation, involves placing compliant systems, software, and equipment into service.

As part of the Phase 1 effort, the Company began preparing an inventory of its critically important systems and is currently determining specific remediation approaches. In doing so, the Company has determined that it must replace the 15 year old software and hardware used in its internal business system. This system is used for numerous day-to-day operations, such as general and project planning and accounting, purchasing, inventory management, production planning and control, and quality assurance. A steering committee comprised of senior management in key functional areas, including accounting, engineering, marketing and manufacturing, has been established to oversee the selection and implementation of a new business system. A detailed assessment of the Company's requirements for a new business system was completed. The Company plans to start the implementation process in January 1999 with a target date for completion in June 1999. If the Company should not complete the implementation by January 1, 2000, the Company will and has the capability to operate manually until the implementation is complete.

Also underway during Phase 1 is an inventory of all current Company products, as well as those which have been delivered to customers in recent years. This inventory is being reviewed to identify those products for which the Y2K issue may be critical. Current products, and recently delivered products still under warranty, will be corrected as necessary. For older Company products that are determined to be critically non-compliant, the Company may offer moderate-cost software or hardware upgrades. Preliminary reviews of the Company's three major product lines indicate that few products, if any, are not Y2K compliant.

Although most of the Company's antenna products do not include computers of any kind, some larger antenna systems rely on small- to mid-sized computers for automatic monitoring and control functions. Generally, these computers are not date sensitive and do not perform date-sensitive calculations. The Company believes that the planned detailed review of the antenna product line will not reveal any significant Y2K non-compliances in the antenna product line.

The Company has conducted a preliminary review of its sounder product line and believes that few products, if any, are critically Y2K non-compliant. Older ionospheric sounder systems did not incorporate computers or other devices which were date sensitive, making them inherently Y2K compliant. However, newer sounder systems, designed and produced in the last few years, use integrated computers for system control, data analysis, and data logging. Some of these computers, using Company-developed software, create and store files which are identified by dates provided by third-party operating system software. These systems do not perform calculations or analyses using date information, but use dates solely to identify stored records. Based on the preliminary reviews of both the older and newer products, the Company believes that the planned detailed review of the sounder product line will not reveal any significant Y2K non-compliances.

The Company's spectrum management products are heavily dependent on Company developed software and third-party computers and operating systems. These systems are typically tasked by external customer equipment to perform certain real time measurements and analyses, and to report the results immediately to the customer's equipment. Although the time of the measurement and analysis is reported back to the customer's equipment, the date is typically not included. Since the date is not used in the measurements, analyses, or reports, the Company believes that its past and current spectrum-management products are substantially Y2K compliant. Some systems, however, may require the users to perform simple, one-time procedures to allow the system to continue functioning properly after the 1999 to 2000 transition. The Company expects to identify those systems, develop the corrective procedures, and notify the users well before the transition. The cost of this effort has been included in the Company's estimate of the overall costs to achieve company-wide Y2K compliance as stated below. The planned, detailed review of this product line is not expected to reveal any additional, significant Y2K non-compliances.

In addition to the reviews of its current and past products, the Company plans to initiate communications with significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations. This will help resolve mutual Y2K issues before they become critical, and should minimize possible disruptions to the Company's operations. However, there can be no assurance that Y2K non-compliant systems and products of other companies on which the Company relies, and for which the Company has no direct compliance knowledge or control, will not have an adverse effect on the Company's operations. If the Company determines its primary suppliers are not Y2K compliant, then additional inventory may be purchased prior to January 1, 2000, and or alternative suppliers that are Y2K compliant may be identified.

The failure to correct material Year 2000 problems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could negatively affect the Company's business, and the general uncertainty inherent in Y2K problems makes it impossible to determine at this time whether the consequences of Y2K failures will have a material adverse impact on the Company's business.

The Company believes that the greatest single, controllable risk posed by Y2K non-compliance is its internal business system, which if uncorrected could result in material business disruption and the Company's inability to meet committed product delivery dates. The Company has, therefore, focused the majority of its current remedial effort on its internal business system. It expects the timely replacement of the system will significantly reduce the possibility of Y2K-related interruptions of its normal operations. In addition to being Year 2000 complaint, the acquisition of this new business system will provide more visibility and increase efficiency in our business processes. The total cost to address the Year 2000 problem and upgrade the current business system is estimated to not be more than $1,100,000.

The Company conducts a fair amount of business overseas, mostly to third world countries. The Company might be precluded from traveling to these countries because of Y2K issues beyond its control. This might have a significant impact on the Company's ability to meet delivery and installation schedules.

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily identify and resolve critical and significant Y2K problems in its operations and products. The assessment and remediation plan is expected to significantly reduce the level of uncertainty about the Y2K problem in the Company's internal systems, its products, and its critical third-party suppliers. It believes it has assigned adequate resources to its Y2K compliance plan to complete substantially all phases during fiscal 1999, with major completion milestones in the third and fourth quarters of fiscal 1999.

Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires classification of other comprehensive income, as defined by the standard, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.
The Company does not believe the implementation of this SFAS will have a material impact on the financial position of the Company.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk Derivatives and Financial Instruments

Foreign Currency Hedging Instruments
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to pesos denominated payments in Colombia, a contract denominated in British pounds sterling and local currency denominated operating expenses in the U. K. where the Company sells primarily in
U. S. dollars. However, as of September 30, 1998, the Company had no hedging contracts outstanding.

The Company's U.K. operating expenses are in sterling, which mitigates a portion of the exposure related to the contract denominated in sterling. The Company currently does not use financial instruments to hedge local currency denominated operating expenses in the U.K. Instead, the Company believes that a natural hedge exists, in that local currency revenues will substantially offset the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

No sensitivity analysis was performed on the Company's hedging portfolio as of September 30, 1998 as there was no hedging contracts outstanding as of September 30, 1998.

Fixed income investments
The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of September 30, 1998.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investment portfolio is 5.5%. As of September 30, 1998, there are no investments with maturities greater than 12 months. The Company does not expect any material loss with respect to its investment portfolio.

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


Compliance with SEC Reporting Requirements
Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for 1998 fiscal year transactions and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 1998 fiscal year, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year, except that a late Form 5 report was filed for each on the following non-employee Board members with respect to the option grant for 6,000 shares of the Company's common stock with an exercise price of $4.50 per share made to each of them on February 10, 1998 under the automatic option grant program in effect for such non-employee Board members: Messrs. Hamilton W. Budge, Donald C. Cox, Asaph H. Hall and C. Alan Peyser.


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

PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form
8-K

A.  Financial Statements and Schedules
1.  Consolidated Financial Statements as identified in the Index              o
on Page F-1 of this report.

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
Stock Option Plan (1981). (Incorporated by reference to Exhibit
28(b) to the Company's Registration Statement on Form S-8 No. 33-
11339 filed on December 29, 1988.)

10.3	Form of Non-Qualified Stock Option Agreement under the Company's
Stock Option Plan (1981). (Incorporated by reference to Exhibit
28(c) to the Company's Registration Statement on Form S-8 No. 33-
11339 filed on December 29, 1988.)

10.4 1
995 Non-employee Director Stock Option Plan under the Company's
Stock Option Plan (1981).  (Incorporated by reference to Exhibit
99.1, 99.2 and 99.3 to the Company's Registration Statement on form S-8 No. 33-11339 filed on December 29, 1988.)

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

10.12 Purchase agreement dated December 28, 1995 between
Technology for Communications International and Ministry of
Communications, The Communications Fund, Colombia.

22	List of subsidiaries of TCI International, Inc.

23	Consent of KPMG Peat Marwick LLP

TCI INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


	                                                     Page
	                                                   Reference
Report of KPMG Peat Marwick LLP	                       F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30,
1998 and 1997	                                         F-3

Consolidated Statements of Operations for the
Three Years Ended September 30, 1998	                  F-4

Consolidated Statements of Stockholders' Equity for the
Three Years Ended September 30, 1998	                  F-5

Consolidated Statements of Cash Flows for the
Three Years Ended September 30, 1998	                  F-6

Notes to Consolidated Financial Statements	            F-7

Independent Auditors' Report


To the Stockholders and Board of Directors of TCI International, Inc.:



We have audited the accompanying consolidated balance sheets of TCI International, Inc. (the Company) and subsidiaries as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP



Mountain View, California
November 20, 1998


TCI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
September 30,	                                  1998	     1997
ASSETS
Current assets:
Cash and cash equivalents	                     $8,782	  $ 10,439
(Includes restricted cash of $3,558
 in 1998, $6,420 in 1997)
Short-term investments	                         4,754	     4,089
Accounts receivable:
Billed, net of allowance of $218
in 1998, and 1997	                                225      1,234
Unbilled	                                       5,599	     8,970
Inventories	                                    1,486	     2,118
Prepaid taxes	                                  2,311	       785
Prepaid expenses	                                 287	       182

           Total current assets	               23,444	    27,817
Property and equipment, net 	                   1,473	     1,623
Other assets	                                     314	       426
Total assets	                                 $25,231  	$ 29,866

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	                              $1,620    $ 3,560
Customer deposits and billings on uncompleted
contracts in excess of revenue recognized	      1,491	     1,019
Accrued liabilities	                            5,287	     4,738
Total current liabilities	                      8,398	     9,317
Commitments and contingencies (Notes 8 and 10)
Stockholders' equity:
Common stock:
Authorized - 5,000 shares, $.01 par value
Issued - 3,281 shares as of
September 30, 1998 and 1997                    11,780  	  11,780
Shares held in treasury at cost -
70 and 79 shares as of
September 30, 1998 and 1997	                     (311)	    (351)
Retained earnings		                             5,372	    9,124
Net unrealized loss on investments	                (8)	      (4)
		Total stockholders' equity	                  16,833	   20,549
Total liabilities and stockholders' equity    $25,231	  $29,866

See accompanying Notes to Consolidated Financial Statements.

TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts
Years ended September 30,	              1998	      1997	     1996
Revenue	                               $25,226   $34,101   $32,695
Operating costs and expenses:
  Cost of revenue	                      18,172	   28,650    21,856
  Marketing, general and administrative	11,472  	 11,857    10,941
Total operating costs and expenses	     29,644  	 40,507    32,797
Income (loss) from operations	          (4,418) 	 (6,406)	    (102)
Investment income, net	                    757	    1,079	    1,602
Income(loss) before provision (credit)
      for income taxes	                 (3,661)	  (5,327)	   1,500
Provision for income taxes	                 81	      255	      444
Net income (loss)	                     $(3,742)	 $(5,582)   $1,056

Basic earnings per share:
Net income (loss) per share	            $(1.17)	  $(1.75)	   $ .33
Shares used in per share computations	   3,207	    3,194	    3,158

Diluted earnings per share:
Net income (loss) per share	            $(1.17)	  $(1.75)	   $ .31
Shares used in per share computations	   3,207	    3,194	    3,366

See accompanying Notes to Consolidated Financial Statements



TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands
                                             Common                  Net Unrealized
	                                           Stock in	                 Gain(Loss)
	                        Common Stock	      Treasury	     Retained	        on
	                       Shares	 Amount	  Shares  Amount   Earnings  Investments    Total
Balances at
September 30, 1995	     3,281  $11,780 	  (142)  (634)   	  $13,702	      $7      $24,855
Stock options exercised	    -	     -		      40    179	          (35)	      -	         144
Net unrealized loss on
investments	                -	     -		       -	     -	           -	      (41)	        (41)
Net income	                 -	     -		       -	     -	        1,056	       -	       1,056
Balances at
September 30, 1996	     3,281	  $11,780	   (102) $(455)	     $14,723	   $(34)   $26,014
Stock options exercised	    -	     -		       23    104	          (17)	     - 	         87
Net unrealized gain on
investments	                -	     -		       -	     -	           -	        30	         30
Net loss	                   -	     -		       -	     -	        (5,582)	     - 	     (5,582)
Balances at
September 30, 1997	     3,281  	$11,780  	  (79)  (351)     	 $9,124	     (4)     $20,549
Stock options exercised	    -	     -		        9	    40	          (10)	     -           30
unrealized loss on
investments	                -	     -		       -      - 	          -        (4)          (4)
Net loss	                   -	     -		       -	     -	        (3,742)	     -       (3,742)
Balances at
September 30, 1998	     3,281  	$11,780  	  (70) $(311)     	 $5,372	    $(8)    $16,833

See accompanying Notes to Consolidated Financial Statements.


TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Year ended September 30,	                            1998	      1997 	   1996
Cash flows from operating activities:
Operations:
Net income (loss)	                                  $(3,742)  $(5,582)	$1,056
Reconciliation to cash provided by (used in)
operations:
Depreciation and amortization	                          501	      683	    557
Changes in assets and liabilities:
Accounts receivable	                                  4,380 	  (3,567) 	  723
Inventories	                                            632	    3,061	   (897)
Prepaid taxes	                                       (1,526)	    (469) 	 (104)
Prepaid expenses and other assets	                        7   	   320 	  (667)
Accounts payable	                                    (1,940) 	 (2,563)	 4,223
Customer deposits and billings on uncompleted
contracts in excess of revenue recognized	              472 	  (2,317) 	1,582
Accrued liabilities	                                    549	    1,019	   (145)
Cash provided by (used in) operations	                 (667)	  (9,415)  6,328

Cash flows from investing activities:
Purchases of property and equipment	                   (351)	    (735) 	 (531)
Purchases of short-term and long-term investments
                                                     (7,675)	 (14,037)(23,266)
Proceeds from maturity of short-term investments	     7,006 	  27,295 	20,976
Cash provided by (used in) investing activities	     (1,020)   12,523	 (2,821)

Cash flows from financing activities:
	Stock options exercised	                                30	       82	    144
Cash provided by financing activities	                   30	       82	    144

Net increase (decrease) in cash and cash equivalents	(1,657) 	  3,190 	 3,651
Cash and cash equivalents at beginning of year	      10,439 	   7,249 	 3,598
Cash and cash equivalents at end of year	            $8,782	 $ 10,439 $ 7,249

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

Although for presentation purposes the Company has indicated its year end as September 30, its fiscal year actually ends on the Sunday nearest to September 30. The Company's fiscal year for 1998, 1997, and 1996 ended on October 4, September 28, and September 29, respectively.

Cash Equivalents - Cash equivalents consist of money market investments, government securities, and commercial paper purchased with maturity at the date of acquisition of less than 90 days
($8,003,000 as of September 30, 1998 and $10,084,000 as of September 30, 1997). The restricted cash represents the amount held as collateral for stand-by letters of credit at the end of the fiscal year.

Fair Value of Financial Instruments - The Company's cash equivalents, short-term investments, restricted funds, and marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments.

Foreign Currency Hedging Instruments - The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions generally do not subject the Company to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. However, the Company is exposed to credit related losses in the event of nonperformance by the counterparties in these contracts. These contracts normally have maturities of less than three months, and the amounts of unrealized gains and losses are immaterial. At the end of fiscal 1998 and 1997, the Company had no outstanding foreign currency forward exchange contracts.

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

Risk Associated with Long-Term Contracts - A significant portion of the Company's revenue has been associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotment of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. To offset the expected downturn in revenue from the sales of signal collection systems, antenna systems, and special communications equipment to the U.S. Government, the Company will increasingly focus on overseas and commercial sales. However, many overseas customers are also experiencing reductions in their defense equipment budgets. Contracts with the U.S. Government are, by their terms, subject to termination by the U.S. Government either for its convenience or for default by the contractor. Additionally, costs incurred under U.S. Government contracts are subject to audit. Management believes the results of such audits, when conducted, will not have a material effect on the Company's financial results (see
Note 6).

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


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses - Marketing, general and administrative expenses include independent (not directly related to or funded by a customer contract) research and development costs of $2,369,000 in fiscal 1998, $1,631,000 in fiscal 1997, and $1,976,000 in fiscal 1996.

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

Impairment of Long-Lived Assets and Assets to be Disposed Of - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. To date, no adjustments to the carrying value of the Company's long-lived assets have been required.

Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires classification of other comprehensive income, as defined by the standard, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.
The Company does not believe the implementation of this SFAS will have a material impact on the financial position of the Company.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at September 30, 1998 and September 30, 1997, were as follows:

In thousands
	                      Amortized	  Gross Unrealized   Gross Unrealized	  Fair
	                         Cost	      Holding Gains	     Holding Losses	  Value
September 30, 1998
Short-term investments:
Certificates of deposit    $3,738	      $ -	               $ (8)	       $3,730
Government bonds	           1,022	        -	                  -	         1,022
Corporate bonds	                2	        -	                  -	              2
	                          $4,762	      $ -	                $(8)	       $4,754


September 30, 1997
Short-term investments:
Certificates of deposit    $1,271	      $ - 	               $ -	        $1,271
Government bonds 	          1,812	        -	                 (5)	        1,807
Corporate bonds 	           1,010	        1	                  -	         1,011
	                          $4,093	       $1	                $(5)	       $4,089

The short-term and long-term cash management portfolio is managed by a securities investment firm, which invests primarily in bonds, based upon the Company's investment guidelines. The securities are of investment quality to ensure safety of principal and are selected by the firm, who has been given semi-discretionary authority to manage assets in the portfolio.

The Company's short-term investments as of September 30, 1998 have a maturity date of one year or less.

Investment income consists of the following:

Year ended September 30,	                     1998	    1997	    1996
	(In thousands)
Interest income and other	                   $785	   $1,471    $1,602
Realized/unrealized foreign currency loss	    (28)	    (392)	     -
	                                            $757	   $1,079    $1,602

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Accounts Receivable
Accounts receivable contain amounts which are billed in accordance with the terms of the related contracts, which may allow for progress billings upon shipment, billings upon completion, or other billing arrangements. Such amounts are classified as billedaccount receivables. Unbilled accounts receivables represent revenue recognized generally under a percentage of completion basis which, based upon the terms of the related contracts are not yet billable.

4.Inventories
Inventories consist of the following:

September 30,	                          1998	    1997
	                                       (In thousands)
Material and component parts	           $974   $1,535
Work in process	                         512	     583
	                                     $1,486   $2,118

5.  Property and Equipment
Property and equipment consist of the following:

September 30,	                                   1998 	       1997
                                                 (In thousands)
Machinery and equipment	                        $7,489	      $7,818
Leasehold improvements	                            331	         375
	                                                7,820	       8,193
Accumulated depreciation and amortization	      (6,347)	     (6,570)
	                                               $1,473	      $1,623

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Export Revenue and Revenue from Major Customers
Revenue was derived from sales to customers located in the following geographic areas:

Year ended September 30,           1998	         1997	     1996
                                            (In thousands)
United States	                     $8,855 	  $ 10,672	  $ 14,977
Europe	                             3,408	      1,753	     2,848
Middle East	                        1,860	        -	         -
Africa	                             1,027	      6,846	     3,757
Asia/Pacific Basin	                 6,954 	     8,820	     3,961
South America	                      3,090 	     5,542	     6,585
Other	                                 32 	       468	       567
	                                $ 25,226 	  $ 34,101	  $ 32,695

Sales under U.S. Government prime contracts and subcontracts accounted for 31%, 31%, and 42% of the Company's total revenue in 1998, 1997, and 1996, respectively, of which the U.S. Government prime contracts accounted for 29%, 27%, and 32%, respectively. Revenue from contracts with the United States Information Agency (prime contracts and subcontracts) represented 7%, 13% and 23% of the Company's total revenue for 1998, 1997, and 1996, respectively.

Revenue from three commercial customers represented 14%, 12% and 11%, respectively, of the Company's total revenue for fiscal 1998; 2%, 2% and 15%, respectively, for fiscal 1997; and 0%, 0%, and 19%, respectively, for fiscal 1996. The total accounts receivable from these three commercial customers was approximately $274,000 at the end of fiscal 1998 and $3,893,000 at the end of fiscal 1997 and none at the end of fiscal 1996.

7.  Accrued Liabilities
Accrued liabilities consist of the following:

September 30,	                                1998 	        1997
	                                               (In thousands)
Accrued contract costs	                       $2,882	      $2,106
Compensation and employee benefit plans	         981	       1,098
Accrued vacation	                                772	         835
Other	                                           652	         699
	                                             $5,287	      $4,738

8.  Bank Credit Agreements
The Company has a bank credit agreement that provides a fully secured credit facility for the issuance of stand-by letters of credits up to $7,000,000. This credit facility is secured by the Company's cash or short-term investment portfolio. As of September 30, 1998, $3,400,000 of this credit line was available for issuance of stand-by letters of credit.

At September 30, 1998, there were outstanding stand-by letters of credit of approximately $3,600,000 held as bid, performance and payment bonds. The stand-by letters of credit expire at various dates through the year 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary.

Cash equivalents and short term investments totaling $3,600,000 are held by banks as collateral for outstanding stand-by letters of credit.


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Stockholders' Equity

a.  Net Income (Loss) per Share
In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share for companies with potentially dilutive securities, such as convertible debt, stock options and warrants. Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per shares are computed using weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method. Earnings per share for all prior fiscal years presented have been restated to conform to SFAS No. 128.

A reconciliation of the earnings and shares used in the computation for basic and diluted earnings per share follows:

Year ended September 30,	                     1998	      1997	    1996
	                                    (In thousands, except per share amounts)
Net income (loss) used for basic
    and diluted earnings per share	          $(3,742)   $(5,582)   $1,056
Number of shares:
Weighted average common shares outstanding
   used for basic earnings per share	          3,207      3,194	    3,158

Effect of dilutive stock options	                - 	        -	        208

Weighted average common shares outstanding
   used for diluted earnings per share	        3,207      3,194	    3,366

As of September 30, 1998 and 1997, there were options outstanding to purchase 681,200 and 731,600, respectively, shares of the Company's common stock with a weighted-average exercise price of $5.49 and $5.75, respectively, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive.

  b.  Employee Benefit Plans
The Company's operating subsidiaries make contributions to their respective Employee Stock Ownership Plans (ESOP) subject to the approval of the Board of Directors. Accrued contributions were $200,000 for fiscal 1998, $200,000 for
fiscal 1997, and $200,000 for fiscal 1996.   As of September 30, 1998, the
ESOP owns 501,691 of the Company's outstanding shares.

The Company has a 401(k) Plan (the Plan) covering all employees of the Company. The Plan provides for voluntary salary reduction contributions of up to 15% of eligible participants' annual compensation. The Company makes matching contributions of up to 2% of participants' annual compensation. The Company's accrued contributions to the Plan were $140,000 for fiscal
1998, $150,000 for fiscal 1997, and $136,000 for fiscal 1996.

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

Stock option activity during the period indicated is as follows:

						                                    Number 	   Weighted Average
						                                   of shares	    Exercise Price
Options outstanding at Sept 30, 1995	     775,650	      $6.07
	Granted					                             181,000	       6.75
	Exercised				                            (40,000)		     3.44
	Canceled			                             (107,850)		     9.27
Options outstanding at Sept 30, 1996      808,800	       5.91
	Granted					                              55,000		      6.55
	Exercised				                            (22,700)   		  3.61
	Canceled			                             (127,500)		     7.51
Options outstanding at Sept 30, 1997	     713,600	       5.75
Granted					                               27,000		      4.56
	Exercised				                             (8,900)		     3.38
	Canceled				                             (50,500)       9.00
Options outstanding at Sept 30, 1998	     681,200		     $5.49

At September 30, 1998, there were 264,635 shares available for future grant under the 1981 Plan. The per share weighted-average fair value of stock options granted during fiscal 1998 and 1997 was $1.66 and $2.14 on the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

					                                      1998			  1997
Weighted-average risk free
     Interest rate				                     5.25% 		  6%
Dividend yield				                            0%			  0%
Volatility factor				                      .370 		   .295
Weighted average expected
    Life of an option			                   4 years		 4 years

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies APB Opinion No. 25 in accounting for its 1981 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock optionsunder SFAS No. 123, the Company's net income (loss) and net income
(loss)per share would have been reduced or increased to the proforma amounts indicated

                                             1998			       1997
Net income (loss)	 (in thousands)
As reported		                              $(3,742)		    $(5,582)
			Pro forma		                              (3,863)   		 	(5,696)

Net income (loss) per share
			As reported		                            $(1.17)		     $(1.75)
			Pro forma		                               (1.21)			     (1.78)

Pro forma net income reflects only options granted in 1998 and 1997. Therefore, the full impact of calculating compensation cost for the stock options under SFAS No. 123 is not reflected in the pro forma net income or net loss amounts presented above because compensation cost is reflected over the options' vesting period of 3 - 5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

At September 30, 1998, the range of exercise price and weight-average remaining contractual life of outstanding options was as follows:



                            Option Outstanding                Option Exercisable

Range of      Number     Weighted Average  Weighted Average   Number   Weighted
Exercise    Outstanding     Remaining       Exercise Price             Average
Price                   Contractual Life                              Exercise
                                                                         Power
$2.25		         2,500		     0.40 years		       $2.25		        2,500 	    $2.25
 3.38		       176,200 		    1.21 years 		       3.38    		  173,200	      3.38
 4.12-4.50   	203,000		     3.91 years		        4.27	       111,000	      4.26
 5.00-5.63 	   13,000		     8.50 years		        5.48		        3,333       5.63
 6.75-6.88	   153,000		     7.84 years		        6.75	       101,991	      6.75
 7.63		        45,000		     6.59 years		        7.63	        43,000	      7.63
 8.25-8.75	    23,500		     3.41 years		        8.68	        15,500	      8.64
 9.50 		       65,000 		    1.66 years 		       9.50 		      63,000 	     9.50
	             681,200		     4.11 years				                  513,524	     $5.51

At September 30, 1998 and 1997, the number of options exercisable was 513,524 and 400,512, respectively, and the weighted-average exercise price of those options was $5.51 and $6.55, respectively.


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Commitments and Contingencies
The Company leases certain of its facilities and equipment under operating leases which expire at various dates through fiscal 2000 and require the following minimum payments:

Year Ending September 30,	                  Amounts
	(in thousands)
         1999	                               $448
         2000	                                315
         2001	                                 -
		                                           $763

Rental expense was $545,000, $612,000, and $610,000 in fiscal 1998,
1997, and 1996, respectively.

On December 14, 1994, the California Regional Water Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early 1995, the Regional Water Board ordered the owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995 in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration. In April, 1997, pursuant to their rights as the largest PRP, Teledyne, Spectra Physics and Montwood submitted a petition to convene a hazardous substance cleanup arbitration panel (HASCAP) with an ultimate goal of determining and apportioning liability for the cleanup costs amongst all of the PRPs associated with the site. The Company and the other respondents objected to the convening of an arbitration panel. On September 24, 1998, the Office of Environmental Health Hazard Assessment ("OEHHA") advised the parties that the legislative authority for the arbitration panels had "sunsetted" and thus OEHHA would take no further action towards ruling on the respondents' objections or convening a HSCAP arbitration panel unless the legislature took action to reinstate the legislative authority for these panels. Should the legislative authority for the HSCAP arbitration panels be reinstated and should OEHHA overrule the Company's and the other respondents' objections to the convening of the panel, the Company may take legal action to dispute the panel's jurisdiction and in all events will vigorously maintain that it is not responsible for any of the groundwater extraction system being operated by Teledyne/Spectra-Physics. At present, there is no lawsuit, arbitration or other legal or administrative proceeding pending against the Company regarding this Teledyne/Spectra Physics matter, and it is possible that no further legal proceedings regarding this matter and involving the Company will occur.

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


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes

The Company has net operating loss carryforwards for federal income tax purposes of approximately $4,900,000 which expire through 2013.

The provision for federal income taxes for the years ended September 30, 1998, 1997, and 1996, consist of the following:

Years ended September 30,	           1998	  1997	  1996
	                                        (In thousands)
Current:
	Federal	                            $ -	  $(160)  $396
	State	                                5	    415	    48
	Foreign	                             76	     -      -
	                                     81 	   255	   444
Deferred:
	Federal	                              -	     -	     -
	State	                                -	     -	     -
	                                      0 	     0	     0
Total	                             $  81    $255 	 $444

The effective tax rate differed from the statutory federal income tax rate due to the following:

Year ended September 30,	                   1998	    1997	   1996
Statutory federal rate	                      35%	     35%	    35%
State taxes, net of federal benefit	          -	       -	      6
Net operating loss not utilized	            (35)	     23	      6
Foreign sales corporation	                    -	       -	    (19)
Other	                                        -	      (1)	     -
Foreign	                                     (2)	      8	      -
Effective income tax rate	                   (2)%	    (5)% 	  30%


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred taxes are as follows:

Year ended September 30, 	                  1998	      1997
	                                            (In thousands)
Deferred tax assets:
	Net operating loss carryforward	          $1,917	    $1,338
	Long-term contracts	                       1,043 	      896
	Accruals not currently deductible	         1,903	     2,507
	Differences, in tax basis of property,
                  plant & equipment	           28	        -
		                                         $4,891	    $4,741
Deferred tax liabilities:
	Differences in tax basis of property, plant
	   and equipment	                             -	        164
		                                            $0	       $164

Valuation allowance                        $4,891 	   $4,577

Net deferred taxes	                           $0  	       $0

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of consistent earnings history for the Company. The net change in the total valuation allowance for the years ended September 30, 1998 and September 30, 1997 was an increase of $314,000 and a increase of $2,538,000, respectively.

Cash payments for income taxes were $47,000 in 1998, $362,000 in 1997.



Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCI International, Inc.

Date:  December 23, 1998          	By: /s/	MARY ANN ALCON
	                                        MARY ANN ALCON
	                                    Chief Financial Officer
	                                   (Principal Financial and
	                                         Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE	                     TITLE	             DATE

/s/ John W. Ballard,III    President and Director	   December 23, 1998
(John W. Ballard, III)   (Principal Executive Officer)

/s/ E.M.T. Jones              	  Director	            December 23, 1998
   (E.M.T. Jones)

/s/ John L. Anderson 	           Director	            December 23, 1998
   (John L. Anderson)

/s/ Asaph H. Hall          	     Director	            December 23, 1998
   (Asaph H. Hall)

/s/ Alan C. Peyser         	     Director	            December 23, 1998
   (Alan C. Peyser)

/s/ Donald C. Cox                Director 	           December 23, 1998
   (Donald C. Cox)

/s/ Slobodan Tkalcevic 	         Director    	        December 23, 1998
   (Slobodan Tkalcevic)

Ref:  Form 10-K
	1998






TCI INTERNATIONAL, INC.



EXHIBIT INDEX

Number    Exhibit

 22	      Schedule II - Valuation and Qualifying Accounts

 23	      List of Subsidiaries of TCI International, Inc.

 24	      Consent of KPMG Peat Marwick LLP


EXHIBIT 22


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended September 30, 1998, 1997 and 1996
(in thousands)




                                    Balance at	    Charged to			      Balance at
				                                beginning	     costs and			           end of
			                                 of period	     expenses	  Write-offs	 period
Allowance for doubtful accounts:
		1996				                           $  225 		       $  -		      $ 3		     $ 228

		1997			    	                          228 	     	     -		      (10)		      218

		1998			   	                       $   218		       $   -		      $ -    		$  218









EXHIBIT 23




LIST OF SUBSIDIARIES OF TCI INTERNATIONAL, INC.

- Technology for Communications International, a California corporation (TCI)


-  BR Communications, a California corporation (BR)


- TCI  Wireless, a California corporation (TCIW)




EXHIBIT 24

CONSENT OF INDEPENDENT AUDITORS





We consent to the incorporation by reference in the registration statements (Nos. 33-73484, 33-26353, 33-11339, 2-98005, 2-80875 and
333-21387) on Form S-8 of TCI International, Inc. of our report dated November 20, 1998, relating to the consolidated balance sheets of TCI International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three-year period ended September 30, 1998 and the related financial statement schedule, which report appears in the September 30, 1998 annual report on Form 10-K of TCI International, Inc.







KPMG Peat Marwick LLP

Mountain View, California
December 23, 1998







F-