Form 10-Q
period 1998-10-01
TCI INTERNATIONAL INC
filed 1999-02-24
CIK 357064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998 *

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

As of December 31, 1998, 3,211,715 shares of Common Stock were outstanding.






TCI INTERNATIONAL, INC.


                            Table of Contents



	Part I - Financial Information						                           	Page
	Item 1. Condensed Consolidated Financial Statements
 Condensed Consolidated Statements of Operation		                 3
	Condensed Consolidated Balance Sheets					                       4
	Condensed Consolidated Statement of Cash Flows			                5
	Notes to Condensed Consolidated Financial Statements		         6-8

	Item 2.  Management's Discussion and Analysis of Financial
		 Condition and Results of Operations                         9-16


	Part II - Other Information

	Item 6. Exhibits and Reports on Form 8-K				                    17
	Signatures									                                             17

TCI INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                          Three Months Ended
	                                            December 31
	                                          1998	      1997
Revenues	                               $  4,775	  $  6,897
Operating costs and expenses:
  Cost of revenues	                        3,243	     4,460
  Marketing, general and administrative	   2,559   	  2,545
	                                          5,802	     7,005
Income (loss) from operations	            (1,027)	     (108)
Interest income, net	                        169        219
Income (loss) before provision
    for income taxes	                       (858)	      111
Provision for income taxes	                    0	        38

Net income (loss)	                      $   (858) 	  $   73


Basic earnings per share:
  Net income (loss) per share	          $   (.27)	   $  .02
  Shares used in per share
   computations					                       3,212		    3,203

Dilutive earnings per share:
 Net income (loss) per share	           $   (.27)	   $  .02
 Shares used in per share
  computations						                       3,212		    3,329


See accompanying Notes to Condensed Consolidated Financial
Statements.




TCI INTERNATIONAL, INC.

	CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	                                December 31,	     	September 30,
	                                    1998    	          1998

ASSETS

Current assets
  Cash and cash equivalents	       $  11,048	         $  8,782
  (Includes restricted cash of
   $3,038 on Dec. 31, 1998,
   $3,558 on Sept 30, 1998)
  Short-term investments	                136	            4,754
  Accounts receivable
     Billed	                             850	              225
     Unbilled	                         6,079	            5,599
  Inventories	                         1,530	            1,486
  Prepaid taxes	                       2,283            	2,311
  Prepaid expenses	                      577	              287
        Total current assets	         22,503	           23,444
Property and equipment, net 	          1,367            	1,473
Other assets	                            314	              314
        Total assets	               $ 24,184	         $ 25,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable	                 $  1,968	         $  1,620
  Customer deposits and billings
  on uncompleted  contracts in
  excess of revenue recognized	        1,036             1,491
  Accrued liabilities	                 5,197	            5,287
        Total current liabilities	     8,201	            8,398

Stockholders' equity:
  Common stock, par value $.01;
  authorized 5,000  shares;
  issued and outstanding 3,281 shares	11,780            11,780
  Retained earnings	                   4,514	            5,372
  Accumulated other comprehensive loss	    0	               (8)
  Treasury shares at cost; 70 shares at
    Dec. 31, 1998 and Sept 30, 1998	    (311)       	     (311)
        Total stockholders' equity	   15,983         	  16,833
        Total liabilities and
         stockholders' equity	       $24,184           $25,231

See accompanying Notes to Condensed Consolidated Financial
Statements.


TCI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Three Months Ended December 31,
                                            (In thousands)
                                        1998       		      1997
Cash provided by (used in):
Operations:
	Net income (loss)	                 $  (858)	           $    73
	Reconciliation to cash provided
 by operations:
 Depreciation	                          134	                115

	Changes in assets and liabilities:
	Accounts receivable	                (1,105)	             3,089
	Inventories	                           (44)	               (96)
	Prepaid taxes	                          28	               (399)
	Prepaid expenses	                     (290)	              (441)
	Accounts payable	                      348	             (1,000)
	Customer deposits/billing in
 excess of revenue	                    (455)	             1,999
	Accrued liabilities	                   (90)	              (168)
Cash provided by (used in) operations	(2,332)        	    3,172

Investing activities:
	Purchases of property and equipment	    (28)	             (103)
	Proceeds from sale of short-term
 investments	                          4,626	                60
Cash provided by (used in) investing
activities	                            4,598	               (43)

Effect of exchange rate changes on cash   	0	               (11)

Net increase in cash and
cash equivalents	                      2,266	             3,118
Cash and cash equivalents at
beginning of period	                   8,782	            10,439
Cash and cash equivalents at
end of period	                     $  11,048	         $  13,557

See accompanying Notes to Condensed Consolidated Financial
Statements

TCI INTERNATIONAL, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, filed with the Securities and Exchange Commission, to be not misleading. Further, the accompanying financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three months ended December 31, 1998, are not necessarily indicative of results to be expected for the entire year ending September 30, 1999.

Note 2
Inventories consist of the following (in thousands):

	                                    December 31,       September 30,
	                                       1998                1998

	Material and component parts       	$1,221	             $974
	Work in process		                      309	              512
		                                   $1,530	           $1,486

Note 3
At December 31, 1998 there were outstanding standby letters of credit of approximately $3,038,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

Note 4
Net Income Per Share
Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options using the treasury stock method.


TCI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income (loss) per share calculation.

                                                      Quarter Ended
						                                       December 31,	      December 31,
                                                1998                1997
Basic earnings per share weighted		          3,212		             3,203
  average shares outstanding
Effect of dilutive securities options
  outstanding					                               0			              126
Denominator for diluted earnings
   per share - adjusted weighted
   average shares				                        3,212			            3,329

Common stock equivalent of 34,769 shares were excluded from the net loss share calculation for the quarter ended December 31, 1998, due to their antidilutive effect.

Note 5
Accounting Pronouncements
In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ended September 30, 1999. The Company's total comprehensive loss for all periods presented herein would not have differed from those amounts reported as a net income
(loss) in the statements of operations.

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


TCI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999, and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.


TCI INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Fiscal Quarter of 1999
Compared to First Fiscal Quarter of 1998

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially. The results of operations for the first three months in fiscal year 1999 are not necessarily indicative of future quarterly or annual performance expectations.

Revenues for the first quarter of fiscal year 1999 were $4,775,000, a decrease of approximately 31% over revenues of
$6,897,000 for the same period a year ago.   This decrease in
revenues reflects the Company's lower backlog entering into fiscal 1999. However, a number of new orders, indicative of future revenue, were received towards the end of the first fiscal quarter. The Company believes that to increase revenue, it needs to continue to secure adequate levels of new business from its core product businesses and also to seek new business opportunities through possible mergers and acquisitions. The Company is currently actively pursuing both of these areas.

Gross margins expressed as a percentage of revenues decreased from 35% to 32% when compared to the same period in fiscal 1998. The Company is currently executing contracts with slightly lower margins than it did a year ago. Substantial fluctuation in both consolidated revenue and associated margins can occur from one quarter to the next, given the project-oriented nature of the business and the wide variations in margins across the Company's three diverse product lines.

Marketing, general and administrative expenses remained approximately constant with those of the first quarter of fiscal 1998. However, the composition of these expenses from period to period changed significantly. In the first quarter of fiscal 1999, the Company invested $745,000 in its research and development efforts, an increase of 76% over the first quarter in fiscal 1998. This increase in internal research and development activity was offset by lower marketing, general and administrative expenses in almost every expense category compared to the same period a year ago. The decrease in marketing, general and administrative expenses for the current quarter was partly due to lower labor expenses, associated fringe benefit expenses, travel and other marketing expenses resulting from the reorganization the Company implemented in September 1998.

Net loss for the first quarter was $858,000 or $ .27 per share, compared to net income of $73,000 or $.02 per share for the same period a year ago. This loss reflects the low revenue base for the current quarter which affected the margin dollars available to offset marketing, general and administrative expenses.

The Company's backlog at December 31, 1998 was $19 million compared to $16 million at September 30, 1998 all of which is fully funded. The Company's funded backlog excludes unfunded and unexercised options.

TCI INTERNATIONAL, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
DERIVATIVES AND FINANCIAL INSTRUMENTS


Foreign Currency Hedging Instruments
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to pesos denominated payments in Colombia, a contract denominated in British pounds sterling and local currency denominated operating expenses in the U. K. where the Company sells primarily in U. S. dollars. However, as of December 31, 1998, the Company had no hedging contracts outstanding.

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

No sensitivity analysis was performed on the Company's hedging portfolio as of December 31, 1998 as there was no hedging contracts outstanding as of December 31, 1998.

Fixed Income Investments
The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of December 31, 1998.
The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments.
The average interest rate on the investment portfolio is 5%.   As
of December 31, 1998, there are no investments with maturities greater than 12 months. The Company does not expect any material loss with respect to its investment portfolio.



TCI INTERNATIONAL, INC.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Fluctuations in Operating Results
The Company's operating results may fluctuate from quarter to quarter and year to year for a number of reasons. While there is no seasonality to the Company's business, because of the Company's relatively small size, combined with the extended delivery cycles of its long-term project-oriented business, revenue and accompanying gross margins are inherently difficult to predict. Since the Company records revenue on a percentage of completion basis, unexpected changes in project budgets during the course of execution can cause revenue and accompanying gross margins to vary from quarter to quarter. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, based on the assumption of stable performance, a relatively small revenue shortfall may cause profitability from operations to suffer. Historically, the Company has endured periods of volatility in its revenue results due to a number of factors, including shortfalls in new orders, delays in the availability of new products, delays in subcontractor provided materials and services, and delays associated with foreign construction activities. Gross margins are strongly influenced by several factors, including pressures to be the low price supplier in competitive bid solicitations, the mix of contract material and non-recurring engineering services, and the mix of newly developed and existing product sold to various customers. The Company believes these historical challenges will continue to affect its future business.

In order to address these challenges, the Company intends to pursue a product and market diversification strategy. By leveraging its expertise in RF technology applications, and its ability to conduct business in foreign countries, the Company will pursue outside technology and business acquisitions, which complement various characteristics of its existing core business. Combined with the operating pressures detailed above, the Company expects that the future cost of this product diversification strategy may be significant enough to generate a loss from operations during fiscal year 1999.

Managing a Changing Business
The Company is in the process of adopting a business management plan that includes substantial investments in its sales and marketing organizations, increased funding of existing internal research and development programs, and certain investments in corporate infrastructure that will be required to support the Company's diversification objectives during the next three years. Inherent in this process are a number of risks, including a higher level of operating expenses, the difficulty of competing with companies of larger size for talented technical personnel, and the complexities of managing a changing business. There also exists the risk the Company may inaccurately estimate the viability of any one or all of its diversification efforts and as a result, may experience substantial revenue shortfalls of a size so significant as to generate losses from operations.

TCI INTERNATIONAL, INC.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Risk Associated with Expansion into Additional Markets and
Product Development
The Company believes that its future success is substantially dependent on its ability to successfully acquire, develop and commercialize new products and penetrate new markets. In addition to the Company's ongoing efforts to diversify its product offerings within its core businesses such as the spectrum management system business, the Company intends to pursue a diverse, but focused product and market development initiative during the next three years. The Company believes that its general knowledge of RF technology and its related applications combined with its ability to conduct business in overseas markets can be exploited to return the Company to an aggressive growth posture. While not strictly limited to these product areas, the Company is currently pursuing certain product and turnkey project initiatives in the FM and digital TV transmission equipment markets which compliment the Company's antenna expertise. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. Should the Company expend funds to acquire outside entities or technology, there can be no assurance that sufficient returns will be realized to offset these investments. The inability of the Company to successfully develop or commercialize new products or failure of such products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Conducting Business Overseas
A substantial part of the Company's revenue is derived from fixed priced contracts with foreign governmental entities. With increasing frequency, the Company finds a demand for its products in third world countries and developing nations which have an inherently more volatile and uncertain political and credit risk profile than the U.S. Government market with which the Company is accustomed to conducting its business. While the Company seeks to minimize the collection risks on these contracts by normally securing significant advanced payments with the balance secured by irrevocable letters of credit, the Company cannot always be assured of receiving full payment for work that it has performed due to unforeseen credit and political risks. Should such default on payments owed the Company ever occur, a significant effect on earnings, cash flows and cash balances may result.

Competition
Most of the Company's products are positioned in niche markets, which include strong elements of imbedded proprietary technology. In most of these markets, the Company competes with companies of significantly larger size, many of whom have substantially greater technical, marketing, and financial resources compared to similar resources available within the Company. This type of competition has resulted in, and is expected to continue to result in, significant price competition.



	TCI INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 1998 Compared to September 30, 1998


Consolidated cash, cash equivalents and marketable securities totaled $11,184,000 at December 31, 1998, compared to $13,536,000 at September 30, 1998. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 1999.

Cash used in operations for the first quarter of fiscal 1999 was $2.3 million compared to cash provided by operations of $3.2
million for the first quarter in fiscal 1998.    Cash used in the
first quarter of fiscal 1999 resulted primarily from the net loss of $ .9 million and an increase in accounts receivable of $1.1 million. Cash provided by operations in the first quarter of fiscal 1998 was primarily due to a significant cash receipt from a customer resulting in a decrease in accounts receivable of $3.1 million. Cash provided by investing activities in the first quarter of fiscal 1999 was $4.6 million.

A significant portion of the Company's sales is associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotments of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. Contracts with agencies of the U.S. Government or with prime contractors working on U.S. Government contracts contain provisions permitting termination at any time for the convenience of the Government. No assurance can be given regarding future financial results, as such results are dependent upon many factors including economic and competitive conditions, incoming order levels, shipment volume, product margins and foreign exchange rates.

The large size of certain of the Company's orders makes it possible that a single contract termination, cancellation, delay, or failure to perform could have a significant adverse effect on revenue, results of operations, and the cash position of the Company.

A portion of the Company's revenues is derived from governments in areas of political instability. The Company generally attempts to reduce the risks associated with such instability by requesting advance payment if appropriate, as well as letters of credit or central government guarantees. Most of the Company's overseas contracts provide for payments in U.S. dollars. However, in certain instances, the Company, for competitive reasons, must accept payment in a foreign currency.

At December 31, 1998, the Company has standby letters of credit outstanding of approximately $3,038,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.



TCI INTERNATIONAL, INC.

YEAR 2000 ISSUE

Many currently installed computer systems and software products are designed to accept only two-digit entries in the date field. Soon, beginning January 1, 2000, these date fields must accept four digit entries to distinguish twenty-first century dates from twentieth-century dates. If a computer system or software product is not "Year 2000 compliant," it may not operate properly during the transition from December 31, 1999 to January 1, 2000, and may not recognize the year 2000 as a leap year. A non-compliant system or product may suddenly halt, continue operating but interpret or calculate data incorrectly, or otherwise operate improperly, causing disruption to the Company's operations or the operations of others.

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

As part of the Phase 1 effort, the Company has prepared an inventory of its critically important systems and has determined specific remediation procedures. In doing so, the Company has determined that it must replace the 15 year old software and hardware used in its internal business system. This system is used for numerous day-to-day operations, such as planning and accounting, purchasing, inventory management, production planning and control, and quality assurance. A steering committee comprised of senior management in key functional areas, including accounting, engineering, marketing and manufacturing, has been established to oversee the selection and implementation of a new business system. A detailed assessment of the Company's requirements for a new business system was completed. The Company started the implementation process in January 1999 and set June 1999 as a target date for completion. Should the Company not


TCI INTERNATIONAL, INC.

YEAR 2000 ISSUE

complete the implementation by January 1, 2000, the Company has the capability to operate manually until the implementation is complete.

Also currently underway during Phase 1 is an inventory of all current Company products, as well as those which have been delivered to customers in recent years. This inventory is being reviewed to identify those products for which the Y2K issue may be critical. Current products, and recently delivered products still under warranty, will be corrected as necessary. For older Company products that are determined to be critically non-compliant, the Company may offer moderate-cost software or hardware upgrades, or may provide simple operational workaround solutions. A small number of such older products have been identified, and simple workaround solutions have been provided to the current users. Ongoing reviews of the Company's three major product lines suggest that few products will ultimately be determined to be Y2K compliant.

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

The Company has conducted reviews of most of the products in its sounder product line and has determined that nearly all are Y2K compliant. Older ionospheric sounder systems did not incorporate computers or other devices which were date sensitive, making them inherently Y2K compliant. However, newer sounder systems, designed and produced in the last few years, use integrated computers for system control, data analysis, and data logging. Some of these computers, using Company-developed software, create and store files which are identified by dates provided by third-party operating system software. These systems do not perform calculations or analyses using date information, but use dates solely to identify stored records. Based on the nearly completed reviews of both the older and newer sounder products, the Company believes that few, if any, sounder products will be determined to be non-compliant.

The Company's spectrum management products are heavily dependent on Company developed software and third-party computers and operating systems. These systems are typically tasked by external customer equipment to perform certain real time measurements and analyses, and report the results immediately to the customer's equipment. Although the time of the measurement and analysis is reported back to the customer's equipment, the date is typically not included. Since the date is not used in the measurements, analyses, or reports, the Company believes that its past and current spectrum-management products are substantially Y2K compliant. Some systems, however, may require the users to perform simple, one-time procedures to allow the system to continue functioning properly after the 1999 to 2000 transition. The Company expects to identify those systems, develop the corrective procedures, and notify the users well before the transition. The cost of this effort has been included in the Company's estimate of the overall costs to achieve company-wide Y2K compliance as stated below. The detailed review of this product line, currently underway, is not expected to reveal any additional, significant Y2K non-compliances.


TCI INTERNATIONAL, INC.

YEAR 2000 ISSUE

In addition to the reviews of its current and past products, the Company plans to initiate communications with significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations. This will help resolve mutual Y2K issues before they become critical, and should minimize possible disruptions to the Company's operations. However, there can be no assurance that Y2K non-compliant systems and products of other companies on which the Company relies, and for which the Company has no direct compliance knowledge or control, will not have an adverse effect on the Company's operations. If the Company determines that critical suppliers are not Y2K compliant, then contingency plans (such as the purchase of additional inventory prior to December 31, 1999) may be executed to mitigate the adverse effects.

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

The Company believes that the greatest single, controllable risk posed by Y2K non-compliance is its internal business system, which if uncorrected could result in material business disruption and the Company's inability to meet committed product delivery dates. The Company has, therefore, focused the majority of its current remedial effort on its internal business system. It expects the timely replacement of the system will significantly reduce the possibility of Y2K-related interruptions of its normal operations. In addition to being Year 2000 complaint, the acquisition of this new business system will provide more visibility and increase efficiency in our business processes.
The total cost to address the Year 2000 problem and upgrade the current business system is estimated to be less than $1,100,000.

The Company conducts a certain amount of its business overseas, mostly in third-world countries. Normal business travel to these countries could be delayed or interrupted because of Y2K issues beyond its control. This could, in turn, have a significant impact on the Company's ability to meet delivery and installation schedules in those areas.

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

                                             /S/ Mary Ann Alcon

        						                                 Mary Ann W. Alcon
							                                    Chief Financial Officer
						                                  (Duly authorized officer of
                                         the registrant and principal
                                         financial officer of the registrant)


		Date