Form 10-Q
period 1999-03-31
TCI INTERNATIONAL INC
filed 1999-05-13
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                               --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---     THE SECURITIES EXCHANGE ACT OF 1934

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

                                  (408)747-6100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of March 31, 1999, 3,209,009 shares of Common Stock were outstanding.

                             TCI INTERNATIONAL, INC.


                                Table of Contents


Part I - Financial Information                                              Page
------------------------------                                              ----
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operation                                 3

Condensed Consolidated Balance Sheets                                          4

Condensed Consolidated Statements of Cash Flows                              5-6

Notes to Condensed Consolidated Financial Statements                         7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-17

Item 3.  Market Rate Sensitive Instruments                                    11


Part II - Other Information
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 6. Exhibits and Reports on Form 8-K                                      18

Signatures                                                                    19

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                   Three Months Ended                Six Months Ended
                                                                        March 31,                       March 31,
                                                                        ---------                       ---------
                                                                 1999              1998             1999           1998
                                                                 ----              ----             ----           ----
Revenue                                                      $  6,543          $  8,187          $11,318        $15,084
                                                             --------          --------          -------        -------
Operating costs and expenses:
  Cost of revenue                                               4,651             5,482            7,894          9,942
  Marketing, general and administrative                         2,585             2,895            5,144          5,440
                                                             --------          --------          -------        -------
                                                                7,236             8,377           13,038         15,382
                                                             --------          --------          -------        -------
Loss from operations                                             (693)             (190)          (1,720)          (298)
Investment income, net                                            133               206              302            425
                                                             --------          --------          -------        -------
Income (loss) before provision
    for income taxes                                             (560)               16           (1,418)           127
Provision for income taxes                                          0                 0                0             38
                                                             --------          --------          -------        -------

Net income (loss)                                            $   (560)         $     16          $(1,418)       $    89
                                                             --------          --------          -------        -------
                                                             --------          --------          -------        -------

Basic earning per share:
   Net income (loss), per share                              $  (.17)          $      0          $ (.45)        $   .03
                                                             --------          --------          -------        -------
                                                             --------          --------          -------        -------
Shares used in per share
   computation                                                  3,212             3,204            3,176          3,203
                                                             --------          --------          -------        -------
                                                             --------          --------          -------        -------

Fully diluted earning per share:
   Net income (loss), per share                              $  (.17)          $      0          $ (.45)        $   .03
                                                             --------          --------          -------        -------
                                                             --------          --------          -------        -------
Shares used in per share
   computation                                                  3,212             3,284            3,176          3,307
                                                             --------          --------          -------        -------
                                                             --------          --------          -------        -------


See accompanying Notes to Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)

                                                                   March 31,                        September 30,
                                                                     1999                               1998
                                                                   ---------                        -------------
ASSETS
Current assets
  Cash and cash equivalents                                        $  5,108                            $  8,782
  (Includes restricted cash of $385 at Mar. 31, 1999,
             $3,558 at Sept 30, 1998)
  Short-term investments                                              5,239                               4,754
  Accounts receivable:
     Billed                                                           2,325                                 225
     Unbilled                                                         5,771                               5,599
  Inventories                                                         1,609                               1,486
  Prepaid taxes                                                       2,283                               2,311
  Prepaid expenses                                                      475                                 287
                                                                   --------                            --------
        Total current assets                                         22,810                              23,444
Property and equipment, net                                           2,109                               1,473
Other assets                                                            319                                 314
                                                                   --------                            --------
        Total assets                                               $ 25,238                            $ 25,231
                                                                   --------                            --------
                                                                   --------                            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  2,803                            $  1,620
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized                         1,340                               1,491
Accrued liabilities                                                   5,683                               5,287
                                                                   --------                            --------
        Total current liabilities                                     9,826                               8,398
                                                                   --------                            --------


Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,283 shares                      11,780                              11,780
  Retained earnings                                                   3,948                               5,372
  Accumulated other comprehensive loss                                    0                                  (8)
  Treasury shares at cost; 74 shares at
    Mar. 31, 1999 and 70 shares at Sept 30, 1998                       (316)                               (311)
                                                                   --------                            --------
        Total stockholders' equity                                   15,412                              16,833
                                                                   --------                            --------
        Total liabilities and stockholders' equity                 $ 25,238                            $ 25,231
                                                                   --------                            --------
                                                                   --------                            --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Six Months Ended March 31,
                           --------------------------
                                 (In thousands)

                                                                     1999                        1998
                                                                  ---------                    ---------
Cash provided by (used in):
Operations:
    Net income (loss)                                             $  (1,418)                   $      89
    Reconciliation to cash used in operations:
       Depreciation                                                     243                          246

    Changes in assets and liabilities:
       Accounts receivable                                           (2,272)                       1,327
       Inventories                                                     (123)                         719
       Prepaid taxes                                                     28                       (1,526)
       Prepaid expenses and other assets                               (193)                        (476)
       Accounts payable                                               1,183                       (1,828)
       Customer deposits/billing in excess of revenue                  (151)                         646
       Accrued liabilities                                              396                         (811)
                                                                  ---------                    ---------
Cash used in operations                                              (2,307)                      (1,614)
                                                                  ---------                    ---------

Investing activities:
    Purchases of property and equipment                                (879)                        (315)
    Purchases of short-term investments                              (5,112)                      (3,345)
    Proceeds from sale of short-term investments                      4,635                        3,059
                                                                  ---------                    ---------
Cash used in investing activities                                    (1,356)                        (601)
                                                                  ---------                    ---------

Financing activities:
    Stock options exercised                                               4                           17
    Treasury stock purchases                                            (15)                           0
                                                                  ---------                    ---------
Cash provided by (used in) financing activities                         (11)                          17
Net decrease in cash and cash equivalents                            (3,674)                      (2,198)
Cash and cash equivalents at beginning of period                      8,782                       10,439
                                                                  ---------                    ---------
Cash and cash equivalents at end of period                        $   5,108                    $   8,241
                                                                  ---------                    ---------
                                                                  ---------                    ---------


See accompanying Notes to Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, filed with the Securities and Exchange Commission, to be not misleading. Further, the accompanying financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the six months ended March 31, 1999, are not necessarily indicative of results to be expected for the entire year ending September 30, 1999.

NOTE 2
Inventories consist of the following (in thousands):

                                                                        March 31,          September 30,
                                                                          1999                 1998
                                                                        ---------          -------------
     Material and component parts                                         $1,450                 $974
     Work in process                                                         159                  512
                                                                          ------               ------
                                                                          $1,609               $1,486
                                                                          ------               ------
                                                                          ------               ------

NOTE 3
At March 31, 1999 there were outstanding standby letters of credit of approximately $4,863,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2000; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

NOTE 4
Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options using the treasury stock method.

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income (loss) per share calculation.

                                                                  Three Months Ended                Six Months Ended
                                                                       March 31,                        March 31,
                                                                       ---------                        ---------
                                                                1999              1998             1999           1998
                                                                ----              ----             ----           ----
Basic earnings per share weighted                               3,212             3,204            3,176          3,203
   average shares outstanding
Effect of dilutive securities options                              62                80               62            104
   outstanding                                                  -----             -----            -----          -----
Denominator for diluted earnings
   per share - adjusted weighted
   average shares                                               3,274             3,284            3,238          3,307
                                                                -----             -----            -----          -----
                                                                -----             -----            -----          -----

Common stock equivalent of 61,654 shares were excluded from the net loss share calculation for the quarter ended and six months ended March 31, 1999, due to their antidilutive effect.

NOTE 5
In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ended September 30, 1999. The Company's total comprehensive loss for all periods presented herein would not have differed from those amounts reported as net income (loss) in the statements of operations.

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

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999, and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

                             TCI INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          Second Fiscal Quarter of 1999
                    Compared to Second Fiscal Quarter of 1998

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially. The results of operations for the first six months of fiscal year 1999 are not necessarily indicative of future quarterly or annual performance expectations.

Revenues for the first six months of fiscal year 1999 were $11,318,000, a decrease of approximately 24% from revenues of $15,084,000 for the same period a year ago. Revenues for the second quarter were $6,543,000, compared to $8,187,000 for the same period in fiscal year 1998. This decrease in revenues is due to several factors, including a lower backlog entering fiscal year 1999 and delays in receiving expected new orders in the second quarter. Fluctuations in revenue from one quarter to the next are inherent in the nature of the Company's business due to the project-oriented nature of the business. Based upon existing backlog and subject to unanticipated future delays, the Company expects revenue to increase later in fiscal year 1999, such that by the end of the fiscal year, revenue for fiscal year 1999 will be at the same level as revenue for fiscal year 1998.

Gross margin expressed as a percentage of revenue for the first six months of fiscal year 1999 decreased from 34% to 30% when compared to the same period a year ago. The decrease in gross margin as a percentage of revenue in fiscal year 1999 was due to the mix of contracts the Company is executing. Fiscal year 1999 contracts have lower gross margins than the contracts that were executed in the same period a year ago. The Company expects gross margin expressed as a percentage of revenue to remain at the current level for the remainder of the fiscal year.

Marketing, general and administrative expenses for the first six months slightly decreased compared to the same period in fiscal 1998. However, as a percentage of revenue, marketing, general and administrative expenses increased from 36% last year to 45% this year due to this year's lower revenue base.

Net loss for the first six months was $1,418,000 or $ .45 per share, compared to net income of $89,000 or $.03 per share for the same period a year ago. This loss reflects the low revenue base for the current quarter which affected the margin dollars available to offset marketing, general and administrative expenses.

                             TCI INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          Second Fiscal Quarter of 1999
                    Compared to Second Fiscal Quarter of 1998


The Company's total backlog at March 31, 1999 was $20 million compared to $16 million at September 30, 1998. The total funded portion of the Company's backlog at March 31, 1999, was $18 million compared to $16 million at September 31, 1998. The Company's funded backlog excludes unfunded contracts and unexercised options.

The Company's total bookings for the first six months of fiscal year 1999 was $12.7 million compared to $9.5 million in fiscal year 1998.

                             TCI INTERNATIONAL, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to payments denominated in Colombian pesos, a contract denominated in British pounds sterling, local operating expenses in U.K. denominated in the British pounds and occasional equipment purchases in other European currencies. As of March 31, 1999, the Company held $635,000 of aggregate foreign currency forward exchange hedge contracts to buy deutsche marks in 1999 at a weighted average rate of 1.72. As of March 31, 1999, there was no significant differences between the forward and spot rate on that date.

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

No sensitivity analysis was performed on the Company's hedging portfolio as of March 31, 1999.

FIXED INCOME INVESTMENTS
The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of March 31, 1999.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investment portfolio is 5%. As of March 31, 1999, there are no investments with maturities greater than 12 months. The Company does not expect any material loss with respect to its investment portfolio.

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

                             TCI INTERNATIONAL, INC.

                         LIQUIDITY AND CAPITAL RESOURCES

                  March 31, 1999 Compared to September 30, 1998


Consolidated cash, cash equivalents and marketable securities totaled $10,347,000 at March 31, 1999, compared to $13,536,000 at September 30, 1998.
The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 1999.

Cash used in operations for the first six months of fiscal year 1999 was $2.3 million compared to $1.6 million for the first six months in fiscal year 1998. Cash used in the first six months of fiscal year 1999 resulted primarily from the net loss of $1.4 million and an increase in accounts receivable of $2.3 million offset by an increase in accounts payable of $1.2 million. Cash used in investing activities in the first six months of fiscal year 1999 was $1.4 million.

The Company's working capital at March 31, 1999 was $13 million compared to $15 million at September 30, 1998. The decrease in working capital in the current fiscal year was largely due to continued losses from operations. The Company does not currently have a bank credit line or other credit facility. At March 31, 1999, the Company has standby letters of credit outstanding of approximately $4,863,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.

The capital expenditure budget for the current fiscal year is approximately $1.4 million of which approximately $.9 million was expended during the first six months of the fiscal year.

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

Phase 1, Assessment, includes taking an inventory of all systems, software, equipment and products, and the identification of those with year 2000 issues which need remediation. Phase 1 also calls for the preparation of plans needed for remediation. Phase 2, Remediation, includes repairing, upgrading, and/or replacing any critically non-compliant equipment or systems identified in Phase
1. Phase 3, Testing, includes testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results or certifications provided to the Company by third parties. Phase 4, Implementation, involves placing compliant systems, software, and equipment into service.

As part of the Phase 1 effort, the Company has prepared an inventory of its critically important systems and has determined specific remediation procedures. In doing so, the Company has determined that it must replace the 15 year old software and hardware used in its internal business system. This system is used for many day-to-day operations, such as general and project planning and accounting, purchasing, inventory management, production planning and control, and quality assurance. A steering committee comprised of senior management in key functional areas, including accounting, engineering, marketing and manufacturing, was established to oversee the selection and implementation of a new business system. The Company selected a new system and began its implementation in January 1999, with a June 1999 target date for completion. Should the Company not complete the implementation by January 1, 2000, the Company can operate manually until the

                             TCI INTERNATIONAL, INC.

                                 YEAR 2000 ISSUE


implementation is complete.

Also currently underway during Phase 1 is an inventory of all current Company products, as well as those which have been delivered to customers in recent years. This inventory is being reviewed to identify those products for which the Y2K issue may be critical. Current products, and recently delivered products still under warranty, that have been found to be non-compliant are being corrected as necessary. Non-compliances have been minor and have been corrected at little cost to the Company. For older Company products that are determined to be critically non-compliant, the Company may offer moderate-cost software or hardware upgrades, or may provide simple operational workaround solutions. A small number of such older products have been identified, and simple workaround solutions have been provided to the current users. Ongoing reviews of the Company's three major product lines suggest that very few products will be found to be non-compliant.

Although most of the Company's antenna products do not include computers of any kind, some larger antenna systems rely on small- to mid-sized computers for automatic monitoring and control functions. Generally, these computers are not date sensitive and do not perform date-sensitive calculations. The Company's review of the antenna product line has not revealed any significant Y2K non-compliances.

The Company has completed a review of the current products in its ionospheric sounder product line and has determined that all are Y2K compliant. It has also completed a review of sounder systems delivered in recent years. One such system was determined to be non-compliant, and its user was notified of the non-compliance and was offered a simple workaround solution at no charge. The company incurred no significant expense to remediate the non-compliance of this older system.

The Company's spectrum management products incorporate Company-developed software and third-party computers and operating systems. Typically, these systems are tasked by external customer equipment to perform certain real time measurements and analyses, and to report the results to the customer's equipment. Although the time of the measurement and analysis is reported back to the customer's equipment, the date is usually not included. Since the date is not used in the measurements, analyses, or reports, the Company believes that its past and current spectrum-management products are substantially Y2K compliant. Some systems, however, may require the users to perform simple, one-time procedures to allow the equipment to continue functioning properly after the 1999 to 2000 transition. The Company is currently evaluating these systems and, when appropriate, developing corrective procedures and notifying users. The total cost of this effort has been included in the Company's estimate of the overall costs to achieve company-wide Y2K compliance as stated elsewhere.

In addition to the reviews of its current and past products, the Company has initiated communications with significant third-party suppliers whose products and services are important to the Company's operations. This helps resolve mutual Y2K issues before they become critical, and

                             TCI INTERNATIONAL, INC.

                                 YEAR 2000 ISSUE


should minimize possible disruptions to the Company's operations. However, there can be no assurance that Y2K non-compliant systems and products of other companies on which the Company relies, and for which the Company has no direct compliance knowledge or control, will not have an adverse effect on the Company's operations. If the Company determines that critical suppliers are not Y2K compliant, and that such non-compliances may affect the timely delivery of critical materials or services, then contingency plans (such as the purchase of additional inventory prior to December 31, 1999) may be executed to mitigate the adverse effects. The suppliers that the Company considers critical will change as it receives orders and completes deliveries throughout the remainder of 1999. Therefore, the review of its suppliers' Y2K readiness will be ongoing into the early part of 2000.

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

The Company believes that the greatest single, controllable risk posed by Y2K non-compliance is in its internal business system, which if uncorrected could result in material business disruption and the Company's inability to meet committed product delivery dates. The Company has, therefore, focused the majority of its current remediation effort on its internal business system. It expects the timely replacement of the system will significantly reduce the possibility of Y2K-related interruptions of its normal operations. In addition to being Year-2000 compliant, the acquisition of this new business system will provide more visibility and increase efficiency in the business processes. The total cost to address the Year 2000 problem and upgrade the current business system is estimated to be less than $1,100,000.

The Company conducts a certain amount of its business overseas, mostly in third-world countries. Normal business travel to these countries could be delayed or interrupted because of Y2K issues beyond its control. This could, in turn, have a significant impact on the Company's ability to meet delivery and installation schedules in those areas.

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily identify and resolve critical and significant Y2K problems in its operations and products. The assessment and remediation plan is expected to significantly reduce the level of uncertainty about the Y2K problem in the Company's internal systems, its products, and its critical third-party suppliers. It believes it has assigned adequate resources to its Y2K compliance plan, and expects to complete substantially all phases during fiscal 1999, with major completion milestones in the third and fourth quarters of fiscal 1999.

                             TCI INTERNATIONAL, INC.

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

         The following matters were acted upon at the Annual Meeting of Stockholders of TCI International, Inc. on February 9, 1999.

         a. Management's nominees for directors, as set forth in the TCI International, Inc. proxy statement dated January 8, 1999, and filed with the Commission, were all elected. Votes for the directors were as follows:

                        John W. Ballard, III      For               2,933,521
                                                  Against              36,195

                        John L. Anderson          For               2,934,347
                                                  Against              35,369

                        C. Alan Peyser            For               2,934,347
                                                  Against              35,369

                        Donald C. Cox             For               2,934,322
                                                  Against              35,394

               Directors whose terms of office as a director continued after the meeting were Messrs. Asaph H. Hall, Slobodan Tkalcevic and E. M. T. Jones.

         b. A proposal to ratify the selection of KPMG, LLP as independent public accountants for the fiscal year ending September 30, 1999 was approved. 2,960,196 votes were cast in favor, 7,410 votes were cast against, and 2,110 abstained.


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

                                            TCI INTERNATIONAL, INC.
                                                  (Registrant)



                               -------------------------------------------------
                                               Mary Ann W. Alcon
                                            Chief Financial Officer
                                (Duly authorized officer of the registrant and
                                principal financial officer of the registrant)


---------------------------
           Date