Form 10-Q
period 1999-06-30
TCI INTERNATIONAL INC
filed 1999-08-13
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---   THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                               -------------

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

As of June 30, 1999, 3,205,109 shares of Common Stock were outstanding.

                             TCI INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations                             3

Condensed Consolidated Balance Sheets                                       4

Condensed Consolidated Statements of Cash Flows                             5

Notes to Condensed Consolidated Financial Statements                       6-8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9-17

Item 3.  Market Rate Sensitive Instruments                                  11


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                 18

Item 6. Exhibits and Reports on Form 8-K                                    18

Signatures                                                                  18

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                           Three Months Ended      Nine Months Ended
                                                June 30,                June 30,
                                                --------                --------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
Revenue                                   $  6,507    $  5,814    $ 17,825    $ 20,898
                                          --------    --------    --------    --------
Operating costs and expenses:
  Cost of revenue                            4,203       3,796      12,097      13,738
  Marketing, general and administrative      2,405       2,886       7,549       8,325
                                          --------    --------    --------    --------
                                             6,608       6,682      19,646      22,063
                                          --------    --------    --------    --------
Loss from operations                          (101)       (868)     (1,821)     (1,165)
Investment income, net                         109         166         411         591
                                          --------    --------    --------    --------
Income (loss) before provision
    for income taxes                             8        (702)     (1,410)       (574)
Provision for income taxes                       0           0           0          38
                                          --------    --------    --------    --------

Net income (loss)                         $      8    $   (702)   $ (1,410)   $   (612)
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------

Basic earning per share:
   Net income (loss), per share           $      0    $   (.22)   $   (.44)   $   (.19)
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------

Shares used in per share
   computation                               3,205       3,209       3,210       3,205
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------

Fully diluted earning per share:
   Net income (loss), per share           $      0    $   (.22)   $   (.44)   $   (.19)
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------

Shares used in per share
   computation                               3,256       3,209       3,210       3,205
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------


See accompanying Notes to Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)

                                                                June 30,        September 30,
                                                                  1999              1998
                                                                --------          --------
ASSETS
Current assets
  Cash and cash equivalents                                     $  7,090          $  8,782
  (Includes restricted cash of $4,085 at June 30, 1999,
             $3,558 at Sept 30, 1998)
  Short-term investments                                           1,271             4,754
  Accounts receivable:
     Billed                                                        1,523               225
     Unbilled                                                      7,192             5,599
  Inventories                                                      2,110             1,486
  Prepaid taxes                                                    2,283             2,311
  Prepaid expenses                                                   352               287
                                                                --------          --------
        Total current assets                                      21,821            23,444
Property and equipment, net                                        2,255             1,473
Other assets                                                         319               314
                                                                --------          --------
        Total assets                                            $ 24,395          $ 25,231
                                                                --------          --------
                                                                --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  2,427          $  1,620
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized                      1,130             1,491
Accrued liabilities                                                5,428             5,287
                                                                --------          --------
        Total current liabilities                                  8,985             8,398
                                                                --------          --------

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,281 shares                   11,780            11,780
  Retained earnings                                                3,956             5,372
  Accumulated other comprehensive loss                                 0                (8)
  Treasury shares at cost; 76 shares at
    June 30, 1999 and 70 shares at Sept 30, 1998                    (326)             (311)
                                                                --------          --------
        Total stockholders' equity                                15,410            16,833
                                                                --------          --------
        Total liabilities and stockholders' equity              $ 24,395          $ 25,231
                                                                --------          --------
                                                                --------          --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           NINE MONTHS ENDED JUNE 30,
                                 (In thousands)

                                                                1999              1998
                                                              --------          --------
Cash provided by (used in):
Operations:
    Net loss                                                  $ (1,410)         $   (612)
    Reconciliation to cash used in operations:
       Depreciation                                                377               368

    Changes in assets and liabilities:
       Accounts receivable                                      (2,891)            1,176
       Inventories                                                (624)              787
       Prepaid taxes                                                28                 0
       Prepaid expenses and other assets                           (70)           (1,941)
       Accounts payable                                            807            (2,645)
       Customer deposits/billing in excess of revenue             (361)              355
       Accrued liabilities                                         141              (846)
                                                              --------          --------
Cash used in operations                                         (4,003)           (3,358)
                                                              --------          --------

Investing activities:
    Purchases of property and equipment                         (1,159)             (398)
    Purchases of short-term investments                         (7,344)           (5,865)
    Proceeds from sale of short-term investments                10,835             4,107
                                                              --------          --------
Cash provided by (used in) investing activities                  2,332            (2,156)
                                                              --------          --------

Financing activities:
    Stock options exercised                                          5                25
    Treasury stock purchases                                       (26)                0
                                                              --------          --------
Cash provided by (used in) financing activities                    (21)               25

Net decrease in cash and cash equivalents                       (1,692)           (5,489)
Cash and cash equivalents at beginning of period                 8,782            10,439
                                                              --------          --------
Cash and cash equivalents at end of period                    $  7,090          $  4,950
                                                              --------          --------
                                                              --------          --------


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

The results of operations for the nine months ended June 30, 1999, are not necessarily indicative of results to be expected for the entire year ending September 30, 1999.

NOTE 2

Inventories consist of the following (in thousands):

                                    June 30,    September 30,
                                      1999           1998
                                   ---------    -------------
Material and component parts         $  819         $  974
Work in process                       1,291            512
                                     ------         ------
                                     $2,110         $1,486
                                     ------         ------
                                     ------         ------

NOTE 3

At June 30, 1999 there were outstanding standby letters of credit of approximately $4,493,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2001; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

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

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income (loss) per share calculation.


                                                 Three Months Ended         Nine Months Ended
                                                     June 30,                  June 30,
                                                    --------                   --------
                                               1999          1998          1999          1998
                                              -----         -----         -----         -----
Basic earnings per share weighted
   average shares outstanding                 3,205         3,209         3,210         3,205
Effect of dilutive securities options
   outstanding                                   51             0             0             0
                                              -----         -----         -----         -----
Denominator for diluted earnings
   per share - adjusted weighted
   average shares                             3,256         3,209         3,210         3,205
                                              -----         -----         -----         -----
                                              -----         -----         -----         -----

As of June 30, 1999 and 1998, there were options outstanding to purchase 841,900 and 706,700, respectively, shares of the Company's common stock which could potentially dilute earnings per share in the future.

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

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 2000, as amended by SFAS No. 137. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

                             TCI INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            Third Fiscal Quarter and Nine Months ended June 30, 1999 Compared to Third Fiscal Quarter and Nine Months ended June 30, 1998

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially. The results of operations for the first nine months of fiscal year 1999 are not necessarily indicative of future quarterly or annual performance expectations.

Revenue for the third quarter was $6,507,000, an increase of 12%, compared to revenue of $5,814,000 for the same period in fiscal year 1998. This was due largely to the timing of receipt of fiscal year 1999 bookings and the execution of these contracts: almost half of the fiscal year 1999 year to date bookings were received in the first quarter. Revenue for the first nine months of fiscal year 1999, however, was $17,825,000, a decrease of approximately 15% from revenues of $20,898,000 for the same period a year ago. This decrease in revenue was due, primarily, to a lower backlog entering fiscal year 1999 and delays in receiving expected new orders. Fluctuations in revenue from one quarter to the next are inherent in the nature of the Company's business due to the project-oriented nature of the business. Based upon existing backlog and subject to unanticipated future delays, the Company expects revenue for fiscal year 1999 to be at approximately the same level as revenue for fiscal year 1998.

Gross margin expressed as a percentage of revenue for the third quarter of fiscal year 1999 when compared to the same period in fiscal year 1998 were approximately the same, at 35%. Gross margin expressed as a percentage of revenue for the first nine months of fiscal year 1999 decreased from 34% to 32% when compared to the same period a year ago. This decrease in gross margin as a percentage of revenue in fiscal year 1999 was due to the mix of contracts the Company is executing. The Company expects gross margin expressed as a percentage of revenue to remain at approximately the current year to date level for the remainder of the fiscal year.

Marketing, general and administrative expenses for the third quarter of fiscal year 1999 decreased by $481,000 from $2,886,000 to $2,405,000 when compared to the third quarter in fiscal year 1998. This decrease was primarily due to reduction in internal research and development expenses in the current quarter. Marketing, general and administrative expenses for the first nine months decreased by 9% compared to the same period in fiscal 1998. As a percentage of revenue, however, marketing, general and administrative expenses increased from 40% last year to 42% this year due to this year's lower revenue base.

                             TCI INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            Third Fiscal Quarter and Nine Months ended June 30, 1999 Compared to Third Fiscal Quarter and Nine Months ended June 30, 1998


Net income for the third quarter of fiscal year 1999 was significantly better than in the same period a year ago. Third quarter fiscal year 1999 showed a net income of $8,000 compared to a net loss of $702,000 in the third quarter of fiscal year 1998. However, due to a lower total revenue base this fiscal year, net loss for the first nine months of fiscal year 1999 was $1,410,000 compared to a net loss of $612,000 in fiscal year 1998.

The Company's total backlog at June 30, 1999 was $25 million compared to $16 million at September 30, 1998. The total funded portion of the Company's backlog at June 30, 1999, was $15 million compared to $16 million at September 30, 1998. The Company's funded backlog excludes unfunded contracts and unexercised options.

The Company's total bookings for the first nine months of fiscal year 1999 was $15.8 million compared to $18.7 million in fiscal year 1998.

                             TCI INTERNATIONAL, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to payments denominated in Colombian pesos, a contract denominated in British pounds sterling, local operating expenses in U.K. denominated in the British pounds and occasional equipment purchases in other European currencies. As of June 30, 1999, the Company held $625,000 of aggregate foreign currency forward exchange hedge contracts to buy deutsche marks in 1999 at a weighted average rate of 1.72. As of June 30, 1999, there were no significant differences between the forward and spot rate on that date.

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

No sensitivity analysis was performed on the Company's hedging portfolio as of June 30, 1999.

FIXED INCOME INVESTMENTS

The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of June 30, 1999.

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investment portfolio is 4.9%. As of June 30, 1999, there are no investments with maturities greater than 12 months. The Company does not expect any material loss with respect to its investment portfolio.

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

                             TCI INTERNATIONAL, INC.

                         LIQUIDITY AND CAPITAL RESOURCES

                  June 30, 1999 Compared to September 30, 1998


Consolidated cash, cash equivalents and marketable securities totaled $8,361,000 at June 30, 1999, compared to $13,536,000 at September 30, 1998. The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 2000.

Cash used in operations for the first nine months of fiscal year 1999 was $4.0 million compared to $3.4 million for the first nine months in fiscal year 1998. Cash used in the first nine months of fiscal year 1999 resulted primarily from the net loss of $1.4 million and an increase in accounts receivable of $2.9 million, an increase in inventories of $.6 million, offset by an increase in accounts payable of $.8 million. Cash provided in investing activities in the first nine months of fiscal year 1999 was $2.3 million.

The Company's working capital at June 30, 1999 was $13 million compared to $15 million at September 30, 1998. The decrease in working capital in the current fiscal year was largely due to continued losses from operations. The Company does not currently have a bank credit line or other credit facility. At June 30, 1999, the Company has standby letters of credit outstanding of approximately $4,493,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.

The capital expenditure budget for the current fiscal year is approximately $1.4 million of which approximately $1.2 million was expended during the first nine months of the fiscal year.

                             TCI INTERNATIONAL, INC.

                                 YEAR 2000 ISSUE

Many currently installed computer systems and software products are designed to accept only two-digit entries in the date field. Soon, beginning January 1, 2000, these date fields must accept four digit entries to distinguish twenty-first century dates from twentieth-century dates. If a computer system or software product is not Year 2000 compliant, it may not operate properly during the transition from December 31, 1999 to January 1, 2000, and may not recognize the year 2000 as a leap year. A non-compliant system or product may suddenly halt, continue operating but interpret or calculate data incorrectly, or otherwise operate improperly, causing disruption to the Company's operations or the operations of others.

In order to minimize the disruption to business and government that may be caused by computer systems and software products that are not Y2K compliant, many companies and government agencies worldwide have established programs to evaluate and mitigate the risks and adverse effects of the Y2K problem. Accordingly, the Company has established a program to review and assess Y2K compliance of its internal business systems, manufacturing and design tools, current products, products sold in recent years, and the most critical systems, services and products supplied to the Company by third parties. The Company has assigned a program manager, accountable to executive management, to oversee, coordinate, and report on the Company's Y2K assessment and remediation efforts.

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

As part of the Phase 1 effort, the Company prepared an inventory of its important business systems and determined specific remediation procedures for those considered critically non-compliant. In doing so, the Company determined that it must replace the 15 year old software and hardware used in its internal business system. This system is used for many day-to-day operations, such as general and project planning and accounting, purchasing, inventory management, production planning and control, and quality assurance. A steering committee comprised of senior management in key functional areas, including accounting, engineering, marketing and manufacturing, was established to oversee the selection and implementation of a new business system. The Company selected a new system and began its implementation in January 1999, with a June 1999 target date for completion. At June 1, 1999, the new system was operational and in service.

                             TCI INTERNATIONAL, INC.

                                 YEAR 2000 ISSUE

Also during Phase 1, an inventory was taken of all current Company products, as well as those which have been delivered to customers in recent years. This inventory was reviewed to identify those products for which the Y2K issue may be critical to the current users. Current products, and recently delivered products still under warranty, that have been found to be non-compliant are being corrected as necessary. Non-compliances have been minor and have been corrected at little cost to the Company. For the small number of older Company products that were determined to be non-compliant, the Company provided simple operational workaround solutions.

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

The Company's spectrum management products incorporate Company-developed software and third-party computers and operating systems. Typically, these systems are tasked by external customer equipment to perform certain real time measurements and analyses, and to report the results to the customer's equipment. Although the time of the measurement and analysis is reported back to the customer's equipment, the date is usually not included. Since the date is not used in the measurements, analyses, or reports, the Company has determined that its past and current spectrum-management products are substantially Y2K compliant. Some systems, however, may require the users to perform simple, one-time procedures to allow the equipment to continue functioning properly after the 1999 to 2000 transition. The Company evaluated most of these systems and, when appropriate, developed corrective procedures and notified the users. The total cost of this effort has been included in the Company's estimate of the overall costs to achieve company-wide Y2K compliance as stated elsewhere.

In addition to the reviews of its current and past products, the Company has initiated communications with significant third-party suppliers whose products and services are important to the Company's operations. This helps resolve mutual Y2K issues before they become critical, and should minimize possible disruptions to the Company's operations. However, there can be no assurance that Y2K non-compliant systems and products of other companies on which the Company relies, and for which the Company has no direct compliance knowledge or control, will not have an adverse effect on the Company's operations. If the Company determines that critical suppliers are not Y2K compliant, and that such non-compliances may affect the timely delivery of critical materials or services, then contingency plans (such as the purchase of additional inventory prior to

                             TCI INTERNATIONAL, INC.

                                 YEAR 2000 ISSUE

December 31, 1999) may be executed to mitigate the adverse effects. The suppliers that the Company considers critical will change as it receives orders and completes deliveries throughout the remainder of 1999. Therefore, the review of its suppliers' Y2K readiness will be ongoing into the early part of 2000. To help determine supplier compliance, the Company conducted a mail survey of those suppliers which are likely to be delivering critical materials or services in late 1999. Respondents generally indicated a high degree of awareness of the problem and substantial efforts toward remediation.

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

The Company believes that the greatest single, controllable risk posed by Y2K non-compliance is in its internal business system, which if uncorrected could have resulted in material business disruption and the Company's inability to meet committed product delivery dates. The Company has, therefore, focused the majority of its current remediation effort on its internal business system. It expects the replacement of the system has significantly reduced the possibility of Y2K-related interruptions of its normal operations. In addition to being Year-2000 complaint, the new business system is providing greater visibility of operating data, and will increase efficiency in the business processes. The total cost to address the Year 2000 problem and upgrade the current business system is estimated to be less than $1,100,000. To date the Company has expended approximately $1,000,000 in addressing this issue.

The Company conducts a certain amount of its business overseas, mostly in third-world countries. Normal business travel to these countries could be delayed or interrupted because of Y2K issues beyond its control. This could, in turn, have a significant impact on the Company's ability to meet delivery and installation schedules in those areas.

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily identify and resolve critical and significant Y2K problems in its operations and products. The assessment and remediation plan has significantly reduced the level of uncertainty about the Y2K problem in the Company's internal systems, its products, and its critical third-party suppliers. It believes it has assigned adequate resources to its Y2K compliance plan, and expects to complete substantially all phases during fiscal 1999, with major completion milestones in the third and fourth quarters of fiscal 1999.

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

                                          TCI INTERNATIONAL, INC.
                                          -----------------------
                                               (Registrant)


                                        /s/ Mary Ann W. Alcon
                                   ----------------------------------
                                            Mary Ann W. Alcon
                                         Chief Financial Officer
                             (Duly authorized officer of the registrant and
                              principal financial officer of the registrant)

    August 13, 1999
---------------------------
          Date