Form 10-K405
period 1999-09-30
TCI INTERNATIONAL INC
filed 1999-12-29
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

___X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended SEPTEMBER 30, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
             Title of each class                           which registered
             -------------------                           ----------------
                                      None
                                      ----

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

YES   X           NO
   -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of December 15, 1999, the aggregate market value of voting stock held by non-affiliates was $20,170,272.

As of December 15, 1999, the number of shares of common stock outstanding was 3,361,712.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 8, 2000 are incorporated by reference into Part III hereof.

------------------------------------------------------------------------------

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

PRODUCTS AND SERVICES
The Company manufactures specialized transmission and receiving equipment and offers these items for sale as separate products or as part of larger systems comprised of various components. The Company's equipment serves frequency ranges of 0.5 to 3000 MHz and falls into two core product lines: Broadcasting Products, and Signal Processing Products. The Company's products are sold primarily to civilian and commercial entities as well as U.S. and foreign government agencies.

The Company also installs the equipment it manufactures, often on a turnkey basis. The Company's expert design and manufacturing capabilities, combined with its ability to manage large projects and installation activities both in the U.S. and in foreign countries, gives it a competitive advantage.

BROADCASTING PRODUCTS
The Company designs and manufactures antenna systems and accessory items that cover the frequency range of 0.5 to 870 MHz. Most of the Company's products are used for TV, FM, and AM broadcasting, although lower-power versions of its products in the 2 to 30 MHz range are used for high frequency (HF) communications by military and commercial organizations. The Company applies its proprietary electromagnetic and structural software to produce antenna systems with optimal radiation pattern shapes, bandwidth, power handling capability, and reduced loads on support towers. The Company's structural design expertise provides a competitive advantage in situations when antenna systems must be optimized or customized to meet a customer's unique structural requirements.

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

HF communication antennas are usually employed in civil and military shore-ship and land-air communications systems. HF communication has recently been applied to create inexpensive systems that track trucks and provide remote messaging over huge geographic areas without requiring access to cellular telephone or satellite communications networks. The Company's HF antennas are being used as the backbone of a major system that was launched in the United States and is expected to be launched in other countries. HF communications antennas typically sell in the $15,000 to $100,000 range, with large systems of such antennas often selling for $1 to $3 million.

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

MF and HF broadcasting antennas are sold either directly to broadcasters or to transmitter manufacturers for integration into complete systems. Typical system orders range in price between $100,000 and $10,000,000. The market for HF and MF antenna systems has been declining, although there are several large military and civilian procurements that TCI expects to win. With the advent of digital AM broadcasting in the next century, the market for the Company's MF and HF products both in domestic and foreign markets should increase.

Digital television (DTV) broadcasting presents exciting opportunities for the Company in both the domestic and foreign markets. Within the United States, the transition to DTV, mandated by the Federal Communications Commission in April 1997, requires all of the approximately 1600 domestic TV stations to install digital transmission facilities within the next two to six years. This represents a huge potential market for the Company's antenna, combiner, and transmission line products, particularly over the next several years as the pace of the DTV conversion process accelerates. One of the major problems in the conversion to DTV is the shortage of suitable tower space on which to install the new antennas. Many existing towers are already at their maximum capacity and cannot accept new antennas. New towers are difficult to build because of the lack of optimum locations and/or stringent environmental rules that prohibit or severely limit new construction. TCI has invented a DTV ultra-high-frequency
(UHF) transmitting antenna that solves many of these problems.

The antenna is a broad-bandwidth slot antenna that can transmit on several channels simultaneously but imposes a relatively small load on the tower. In many situations, a broadcaster can replace an existing antenna with TCI's new product without having to strengthen the tower and yet be able to broadcast both analog and digital TV signals simultaneously. TCI's antenna also permits broadcasters to combine transmissions onto the antenna thus freeing up space on the tower that can be leased to other broadcasting or communication services. TCI has applied for a patent on this new invention, has made several significant sales of the product, and expects to make more such sales in the upcoming fiscal year. In addition to this new antenna product, TCI is also developing a line of accessory products including combiner systems and broad-bandwidth coaxial transmission lines that will permit the Company to supply all of the key elements of a DTV transmitting antenna system.

The Company's ability to supply, install and integrate new DTV antenna systems as well as provide complete turnkey solutions is proving to be attractive to many customers. Modern TV stations operate with very few engineers who do not have the time and/or specialized skills to perform the entire DTV conversion process themselves. By undertaking many of the project management and installation activities, TCI not only increases the size of each sale but also provides valuable services to broadcasters.

Foreign markets also present significant opportunities for sales of TV antennas and systems in countries that are privatizing their broadcasting sectors and/or introducing digital television. Unlike the United States, most countries have lacked a private broadcasting sector. Broadcasting has been a monopoly of governmental or government-owned organizations. This situation is changing rapidly with the world-wide trend to privatize national telecommunications organizations. In numerous countries, private entrepreneurs are obtaining licenses to establish broadcasting stations that operate for profit. This is a potentially large market for the Company's products and systems engineering expertise. These projects are usually much larger in scope and dollar value than the sale of individual antenna systems. Typical sale prices of individual TV antennas range between $25,000 to $250,000, with turnkey systems ranging between $100,000 and $2,000,000.

SIGNAL PROCESSING PRODUCTS
The Company's signal processing products are comprised of spectrum management, direction finding, signal collection, and specialized communications equipment that are sold primarily to domestic and foreign military and governmental customers. The Company's core products consist of receivers and transmitters, DSP-based direction finding processors, and specialized application software. The Company manufactures products that cover the frequency range from 0.01 to 3000 MHz.

Spectrum management systems are required by all countries in order to manage and monitor their electromagnetic spectrum. The growth in this market has been fueled by the rapid expansion in the number of users of cellular telephones, pagers, and other personal communications devices, and sale of portions of the spectrum to commercial telecommunications organizations. These products comprise specialized application and database software and proprietary monitoring, measurement and DF hardware that operate from 10 kHz to 3 GHz. Most of the requirements for spectrum management systems are driven by the world-wide trend towards privatization of telecommunications services. Since the privatized spectrum has usually been purchased at great expense and is expected to generate revenues, the private telecommunications companies expect their spectrum to be protected from interference and unlicensed usage. The Company's spectrum management systems give regulatory authorities the tools to maintain sufficient order and discipline in the spectrum so that modern radio and wireless services can function. In addition, spectrum management systems are used to a) issue frequency assignments, b) administer the issuing of licenses and collection of fines from users who violate the regulations, c) manage the databases of users, licenses, and violations, d) monitor the spectrum, including identifying, measuring, and locating signals, and e) prepare reports. Traditionally, these functions have been performed manually using stand-alone receivers, measurement equipment, and numerous forms filled out by hand. The Company provides turn-key systems that perform all tasks in an automated, integrated, seamless operation with a minimum of operator intervention. These systems use Company products and other commercial off-the-shelf equipment that the Company integrates. The Company's systems are based on modular architecture that allows special systems to be constructed from a common set of building blocks.

Spectrum management systems can vary in complexity from a single site, single position station to a large scale multi-site network including 2 to 15 fixed sites plus a complementary set of mobile measurement vans. Typical systems range in price from $300,000 to $15,000,000.

The Company's direction finding (DF) and signal collection products are used to identify, locate, classify, and analyze radio transmissions using proprietary hardware and software for DF and communication intelligence (COMINT) applications. These systems are based on the same technology that is used in the Company's civilian spectrum management systems, but with enhanced capabilities to meet military and intelligence requirements. The DF and collection processes are performed rapidly, automatically, and without detection by the subject. The classification and analysis functions identify the modulation, frequency, and characteristics of the signals. The Company's DF and signal collection software performs these tasks automatically, thereby eliminating the need for the large numbers of operators that have been needed to run older systems. The Company's products can also be operated and monitored remotely, eliminating the need for operators to be located at the same site as the DF and signal processing equipment. The Company's signal processing systems can also integrate the output from other intelligence-gathering sources. In military applications, the integrated data provide system users with information they can use to estimate the disposition and intentions of potential adversaries.

The Company has introduced a revolutionary, full-featured digital VHF/UHF DF and COMINT hardware platform suitable for DF and specialized communications intelligence applications. The system architecture uses a high speed analog-to-digital sampling technique to provide a high performance DF capability from 10 kHz to 3000 MHz. The unit is compact and has been packaged for portability. This product is especially useful for national security or intelligence customers interested in monitoring wireless communications within their own borders. The large instantaneous bandwidth of the system makes it ideal for monitoring signals with special modulations types, such as those used in GSM and CDMA cellular telephone systems.

The sale prices of complete communications intelligence and DF systems range from approximately $100,000 to $10,000,000. Certain components of a system are often sold separately to special customers and are priced at considerably lower amounts.

The Signal Processing product line also includes specialized equipment to measure the characteristics of the ionosphere in real time using the Company's proprietary Chirpsounder-Registered Trademark- technology. This equipment is used as part of communications, radar, and DF systems that operate in the 2 to 45 MHz frequency range in which the ionosphere has a major effect on the propagation characteristics of the signals. Since the ionosphere's characteristics change constantly, the Company's products provide the necessary data to optimize the performance of HF systems. The price of a minimum system is $25,000, however the price of a typical system is considerably higher.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
The financial results shown in the following tables are presented to comply with current financial accounting standards relating to business segment reporting. Information concerning the identifiable assets of the Company's business segments is contained in the Note, Business Segments in the Notes to Consolidated Financial Statements. In calculating operating profit, allocation of certain expenses among the business segments involves the exercise of certain business judgement.

The company's product offerings are managed and directed by separate management teams. The products offered by the Broadcast Products and Signal Processing Products groups are distinct, as are the customers who routinely purchase these products. While the two business segments currently share facilities and certain manufacturing resources, most financial metrics used by management to direct the overall business are organized consistent with the definition of the two operating units. Please see ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the items in the table below.

               Net Revenues and Operating Loss by Business Segment
                                  In thousands

                                  Net Revenues


                                        1999       1998        1997
Broadcast Products                   $  8,860    $ 11,876    $ 18,148

Signal Processing Products            $15,882    $ 13,350    $ 15,953




                                   Operating Loss



                                        1999       1998        1997
Broadcast Products                   $   (157)   $   (471)   $   (785)

Signal Processing Products           $ (1,626)   $ (3,947)   $ (4,665)

Others                               $     --    $     --    $   (955)


MARKETING

The Company markets its equipment and systems to commercial and governmental organizations both in the United States and foreign countries primarily using its direct marketing force. For foreign sales, the Company is often assisted by its local representatives who are paid a commission on each sale. Foreign sales of some antennas having specialized military applications and certain Signal Processing products must have the approval of the United States Department of State which limits the sales of such products to foreign nationals. Such sales are subject to changes in United States policy concerning the export of military technology.

Historically, more than 90% of the Company's foreign sales have been denominated in United States dollars. The value of United States dollar relative to foreign currencies affects the competitive position of the Company's products overseas.

See Note 6 of the Notes to Consolidated Financial Statements for information concerning revenue attributable to export sales and individual customers.

MANUFACTURING
The Company manufactures many of the key components of its Broadcasting and Signal Processing products, however it is implementing a systematic program to increase the outsourcing of many manufacturing operations that can be done more effectively, efficiently, and at lower cost by specialized manufacturing organizations. The Company is dependent upon the ability of its suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules in order to fulfill commitments to its customers. While the Company endeavors to assure the availability of multiple sources of supply, in certain cases involving complex equipment it must rely on a sole source. The failure of certain suppliers or subcontractors to meet the Company's needs may adversely affect the Company. While the Company has from time to time experienced delays in obtaining raw materials and components, to date these delays have not materially affected its business.

Although its customers install many of the Company's products, the Company offers installation services including turn-key project management.

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

SIGNAL PROCESSING PRODUCTS
Signal processing products are assembled from standard computers, radio frequency switches, receivers, and specialized signal measuring instruments manufactured to the Company's specifications either by the Company or by qualified subcontractors.

To a significant extent, the heart of such systems lies in the proprietary software that is incorporated into the system. The Company therefore employs a group of experienced software engineers who design and code the key software on which the Company's signal processing products are based. After the proprietary software is incorporated into the system, it is thoroughly tested in a simulated operating environment prior to final delivery.

The Company's receivers, DF processors, and HF ionospheric sounders are generally assembled from standard components and other items produced to the Company's specifications, such as printed circuit boards, fabricated metal parts and special osciallator and filter assemblies. Many of the products contain microprocessors for which proprietary software is designed and tested by the Company's engineers and technicians. Certain custom communications systems involve the integration of other manufacturers' equipment with products produced by the Company.

UNITED STATES GOVERNMENT CONTRACTS AND REGULATIONS
Sales to the U.S. Government under prime and subcontracts accounted for 18%, 31%, and 31% of the Company's revenue in fiscal years 1999, 1998, and 1997, respectively. The Company's U.S. Government business is performed under cost-reimbursement-type contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, and cost-plus-award-fee) and under fixed-price-type contracts (firm fixed-price and fixed-price incentive). During fiscal 1999, 18% of the Company's total revenue came from U.S. Government fixed-priced-type contracts, and none from U.S. Government cost-reimbursement-type contracts, compared to 31% and 0%, respectively, in fiscal 1998 and 30% and 1%, respectively, in fiscal 1997.

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

The world political environment has seen dramatic changes within the last several years and as a result U.S. Government procurements for the Company's broadcasting products have decreased substantially. As a result, the Company is focusing more on overseas and commercial opportunities, as are the Company's competitors.

BROADCASTING PRODUCTS
The principal competitive factors in the broadcast and communications markets are reliability, performance, price, and breadth of product line.

In the U.S. DTV antenna market, the Company's principal competitors are Dielectric Communications, Andrew Corporation and Harris Corporation. In foreign TV and DTV markets its principal competitors are Kathrein/SIRA, Rymsa, and RFS. These are all well-established companies with broad product lines

The Company's principal competitors in the high frequency (HF) communications antenna market are Andrew Corporation and Antenna Products Corporation. In HF and MF broadcast antennas market, the principal competitors are divisions of larger companies, including Thomcast and Continental Electronics, both of which also manufacture broadcasting transmitters. The size, international reputation, and vertically integrated operations of these companies give them an advantage over the Company, particularly in bidding on entirely new stations in Third World countries.

SIGNAL PROCESSING PRODUCTS
The principal competitive factors are the performance of the equipment and price. In military programs for signal collection and processing systems, the selection of a particular supplier's products frequently limits further competition by other vendors during the program's life cycle.

Competitors in signal processing products in the U.S. market include, CODEM Systems, Inc., Raytheon, Harris Corporation, Rockwell International Corp., Southwest Research Institute (SWRI), Thomson-CSF, Tadiran, and TRW. In foreign markets, in addition to these competitors are Rohde and Schwarz, Siemens Plessey & Co., Ltd, and Thomson -CSF.

The Company's principal competitors for spectrum management systems are Rohde and Schwarz, Tadiran, and Thomson-CSF. Since the competitors' products are often less expensive, the Company must convince its customers that its equipment has sufficient performance advantages to justify the higher price and therefore represents a "best value" for the customer.

Additionally, since signal processing and spectrum management systems are marketed in less developed countries, the ability to offer attractive financing alternatives also weighs strongly in decision process of many customers. The Company will continue to rely on the availability of external sources of capital to meet its requirement to offer financing on these international procurements.

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

EMPLOYEES
As of September 30, 1999, the Company had 133 full-time employees. None of the employees are represented by a labor union, and the Company considers its employee relations to be good. The Company's success is dependent on its ability to retain highly skilled personnel.

ITEM 2 - PROPERTIES

                                             Floor Area (sq. ft.)   Lease
                                             Company               Expiration
                                             Leased                   Date
                                             ------                   ----

Sunnyvale, CA                                 95,000                  2000


The Company is in the process of evaluating its facility requirements and as a result of this process and consistent with the expiration of certain leases, expects to relocate to alternate facilities during fiscal year 2000. Management expects that the pending change in facilities will not significantly disrupt operations or have a material effect on the Company's financial performance.

ITEM 3 - LEGAL PROCEEDINGS On December 14, 1994, the California Regional Water Quality Control Board for the San Francisco Bay Region adopted an order naming the Company as a potentially responsible party (PRP), along with several other parties, for ground water contamination in the vicinity of a property the Company formerly occupied as a tenant in Mountain View, California. The Company contends that it is not responsible for any such contamination. In a related development in early 1995, the Regional Water Board ordered the owner of the property to conduct a program of soil sampling to determine if the site is currently a source of ground water contamination. The results of this sampling program were reviewed by and summarized in a letter from the Regional Water Board dated October 11, 1995, in which it concluded that the current levels of contamination do not indicate the site is a source of ground water contamination presently, and as a result no further investigative or remedial action is necessary. However, in its correspondence the Regional Water Board refused to rule out the possibility that the site was a source of contamination in the past and as such it has left the matter to be resolved through binding arbitration. In April 1997, pursuant to their rights as the largest PRP, Teledyne, Spectra Physics and Montwood submitted a petition to convene a hazardous substance cleanup arbitration panel (HASCAP) with an ultimate goal of determining and apportioning liability for the cleanup costs amongst all of the PRPs associated with the site. The Company and the other respondents objected to the convening of an arbitration panel.

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

Subsequently, the legislative authority for the HSCAP arbitration panels was reinstated and the Teledyne parties have advised OEHHA that they still wish to arbitrate the matter. Should OEHHA now overrule TCI's and the other respondents' objections to the convening of the panel, TCI may take legal action to dispute the panel's jurisdiction and in all events will vigorously maintain that it is not responsible for any of the groundwater contamination in the area and should not share in any of the costs associated with the groundwater extraction system being operated by Teledyne/Spectra Physics.

The Company is from time to time involved in routine litigation or threatened litigation arising from the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 1999.

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

                                              FISCAL 1999                                FISCAL 1998
                                              -----------                                -----------
Quarter Ended                           High               Low                      High              Low
------- -----                           ----               ---                      ----              ---
December 31                            $3.25             $1.38                     $6.63            $4.75
March 31                                4.50              1.94                      5.63             4.38
June 30                                 3.38              2.38                      5.38             4.38
September 30                            4.25              2.63                      4.94             2.81

As of September 30, 1999, there were 563 stockholders of record. The Company has not paid any cash dividends on its common stock since inception, and the Company presently intends to reinvest any earnings into the business.

ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements included elsewhere herein.

                                                               Data for the Five Years Ended September 30,
                                                               (In thousands, except per share amounts)

                                                      1999         1998         1997         1996         1995
                                                      ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
Revenue                                            $24,742      $25,226      $34,101      $32,695      $29,354
Operating costs and expenses:
     Cost of revenue                                16,502       18,172       28,650       21,856       18,672
     Marketing, general and administrative          10,023       11,472       11,857       10,941       10,348
Income (loss) from operations                       (1,783)      (4,418)      (6,406)        (102)         334
Interest income                                        593          757        1,079        1,602        1,072
Income (loss) before provision (credit)
     for income taxes                               (1,190)      (3,661)      (5,327)       1,500        1,406
Net income (loss)                                   (1,190)      (3,742)      (5,582)       1,056        1,311

Basic earnings per share:

Net income (loss) per share                         (0.37)        (1.17)      (1.75)          .33          .41
Shares used in per share
     computations                                    3,208        3,207        3,194        3,158        3,161
Diluted earnings per share:

Net income (loss) per share                         (0.37)        (1.17)      (1.75)          .31          .39
Shares used in per share
     computations                                    3,208        3,207        3,194        3,366        3,392

BALANCE SHEET DATA:
Working capital                                    $13,268      $15,046      $18,500      $22,246      $23,172
Total assets                                        26,729       25,231       29,866       39,192       32,373
Stockholders' equity                                15,622       16,833       20,549       26,014       24,855

QUARTERLY FINANCIAL DATA FOR THE TWO YEARS ENDED SEPTEMBER 30, 1999
Since revenue is generally recognized on a percentage of completion basis, which is based upon total direct and indirect costs incurred, there are often fluctuations in the Company's quarterly results. These fluctuations can result from uneven flow of incoming material and revisions to cost estimates on long-term contracts.

                                                        (In thousands, except per share amounts)

                                               Fourth            Third            Second           First
                                               Quarter          Quarter           Quarter         Quarter
                                               -------          -------           -------         -------
FISCAL 1999
Revenue                                        $6,917            $6,507           $6,543           $4,775
Gross profit                                    2,512             2,304            1,892            1,532
Net income (loss)                                 220                 8             (560)            (858)
Net income (loss) per share                       .07                 0           (0.17)           (0.27)

FISCAL 1998
Revenue                                        $4,328            $5,814           $8,187           $6,897
Gross profit (loss)                              (106)            2,018            2,705            2,437
Net income (loss)                              (3,129)             (702)              16               73
Net income (loss) per share                    (0.97)            (0.22)                0              .02


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this review, along with the Business Segment data shown on page 5, reflects the Company's continuing operations.

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

RESEARCH AND DEVELOPMENT
During the last three years the Company has expended approximately $5,700,000 on internal research and ("IR&D") efforts related to its product and market diversification efforts. All costs for such product development are presently funded internally and are expensed as incurred. Through the first half of fiscal 1999, the majority of these expenses were incurred by the signal processing product line. The Company expects that the future costs of these and other efforts, including potential acquisitions, may be significant enough to generate a loss from operations in fiscal 2000. The investment of financial and human resources will continue in each of these commercial efforts until either successful product introduction is achieved or it is determined that a viable market does not exist for these products.

In addition to IR&D, a significant portion of engineering effort is customer-sponsored by both cost reimbursement and fixed-price contracts. Such engineering effort relates to the design and development of new products as well as improvements to existing products. Expenditures for customer-sponsored research, development and engineering were approximately $4,500,000, $3,800,000 and $4,100,000 in fiscal 1999, 1998 and 1997, respectively. Additionally, a portion of new product development work of a conceptual nature is charged to bid and proposal costs when the development may lead to an immediate, potential contract.

BACKLOG
The Company's total backlog as of September 30, 1999, was approximately $28 million, compared to approximately $16 million as of September 30, 1998, an increase of 75%. The following table sets forth the total backlog, which includes the value of unexercised options (on U.S. Government contracts) which the Company believed were likely to be exercised, for the periods indicated (in thousands):

                                                                           As of September 30,
                                                                           -------------------
                                                              1999                1998              1997
                                                              ----                ----              ----
           Total Backlog                                    $28,000             $16,000            $23,000
                                                            =======             =======            =======

Of the $28 million backlog at 1999 fiscal year end, substantially all of the backlog is expected to be recognized as revenue prior to September 30, 2000.

In reversing the decline in its backlog, the Company has achieved an important goal from last year. It has focused its engineering, manufacturing and marketing resources on products and market segments that are less dependent on U. S. government contracts. To this end the Company has secured significant orders in new market areas. Among these are digital TV products for the U.S. commercial broadcasting industry, signal collection systems used by foreign military organizations for intelligence or other national security operations, and test and measurement products used by telecommunications organizations for regulatory operations or system testing. All of these market segments are growing and present significant sales opportunities for the Company's new products. Also, improved economic conditions in Asia, Africa and the Middle East, and the strengthening of these currencies relative to the dollar, have been beneficial.

RESULTS OF OPERATIONS
As an aid to understanding the Company's consolidated operating results, the following table indicates the percentage relationships of income and expense items for each of the last three fiscal years.

                                                          Percentage of Revenue
                                                        Years Ended September 30,
                                                        -------------------------
                                                   1999             1998             1997
                                                   ----             ----             ----
Revenue                                           100.0%            100.0%           100.0%
Operating costs and expenses:
   Cost of revenue                                 66.7%             72.0%            84.0%
   Marketing, general and administrative           40.5%             45.5%            34.8%
Loss from operations                               (7.2)%           (17.5)%          (18.8)%
Interest income                                     2.4%              3.0%             3.2%
Loss before provision
   for income taxes                                (4.8)%           (14.5)%          (15.6)%
Provision for income taxes                           .00%              .32%             .8%
Net loss                                           (4.8)%           (14.8)%          (16.4)%

The approximate revenue attributable to contracts from both domestic and overseas customers is shown below (in thousands):

                                                              1999                1998              1997
                                                              ----                ----              ----
 Domestic revenue                                            $7,800              $9,000            $11,000
 Overseas revenue                                            16,900              16,200             23,100
                                                             ------              ------             ------
     Total                                                  $24,700             $25,200            $34,100
                                                            =======             =======            =======

FISCAL 1999 COMPARED TO FISCAL 1998
Revenues for fiscal year 1999 were similar to fiscal 1998, showing a slight decrease of 2%. The net loss for fiscal 1999, however, decreased by 68% compared to fiscal 1998. This is attributable, in part, to an improved level of contract execution as measured by better gross margins across most product sales. Both fiscal 1998 and 1999 revenues and profitability were negatively influenced by an unplanned delay in obtaining system acceptance of one contract for spectrum management equipment. This performance delay caused the Company to record a negative adjustment during the fourth quarter of fiscal 1998 in the contract completion estimates reflecting management's best estimate of the costs to ultimately complete the contract. Consistent with the contract cost estimates in fiscal 1998, management currently expects to obtain final acceptance from the customer no later than early in calendar year 2000. While management expects to obtain final contract acceptance shortly, there can be no guarantee that acceptance will occur in a timely manner. To date, the Company has received payment of approximately $14.9 million, or 84% of the total contract value. Final payment of the balance of $2.9 million is depended upon the customer's final acceptance. The Company also has in place an outstanding performance bond for $1.8 million or 10% of the contract value.

Revenues for the Signal Processing Products segment increased 19% from $13.3 million in fiscal 1998 to $15.9 million in fiscal 1999. The net loss decreased by 59%, from $3.9 million in fiscal 1998 to $1.6 million in fiscal 1999. While still lagging management expectations, this improvement in profitability was made possible by a healthy mix of revenues coming from sales of its traditional communications intelligence products and more consistent performance on contracts for spectrum management equipment.

Revenues for the Broadcast Products segment decreased from $11.9 million in fiscal 1998 to $8.9 million in fiscal 1999, a decrease of 25%. This decrease in revenues was due to a delay in receiving some significant orders, most of which are expected in fiscal year 2000. However, the net loss also decreased in fiscal 1999 compared to fiscal 1998, from $.5 million to $.2 million, a decrease of 67%. This decrease in net loss in fiscal 1999 was made possible by improved contract execution and a lower allocation of common expenses.

Cost of revenues in fiscal 1999 expressed as a percentage of revenue decreased to 67% from 72% in the prior year. This decrease was due in part to higher margins from contracts in fiscal 1999. Also, in fiscal 1998 the Company recorded an adjustment to account for the additional cost due to the delay in obtaining system acceptance of one significant contract in the Signal Processing Products business segment, which significantly decreased signal processing margin in that year.

Marketing, general and administrative expenses expressed as a percentage of revenue decreased from 45% in fiscal 1998 to 41% in fiscal 1999. This decrease was due to a lower level of expenditure in internal research and development, due to completion of development of a major product line, and lower marketing expenses.

Interest income decreased by 22% or $164,000 in fiscal 1999 compared to fiscal 1998. This is because the Company maintained a lower cash balance for most of the fiscal year.

FISCAL 1998 COMPARED TO FISCAL 1997
Revenues for fiscal 1998 decreased by 26% while the net loss decreased by 33% when compared to fiscal 1997. The delay or loss of key program awards in Asia, Latin America and Europe adversely affected revenues in fiscal 1998. Most of these programs were bid under highly competitive pricing situations. Economic uncertainties in Asia and Latin America during this period, coupled with the devaluation of currencies against the U.S. dollar, have intensified pricing pressures across all product lines. In addition, adversely affecting revenues and corresponding gross profits in fiscal 1998 was the unexpected delay in obtaining system acceptance of one significant overseas contract.

Revenues from the Signal Processing products segment decreased from $16.0 million in fiscal 1997 to $13.3 million in fiscal 1998, due to fewer bookings in this product segment. The net loss also decreased from $4.7 million in fiscal 1997 to $3.9 million in fiscal 1998. The Company recorded an inventory adjustment of $2.5 million in fiscal 1997 for the Signal Processing business segment. This inventory adjustment was the result of lower demand for the BR product line, which was originally designed for military and specialized communications purposes.

Revenues from the Broadcast Products segment in fiscal 1998 decreased by 35% compared to revenues from the prior year, due to the delay or loss of key program awards. This product segment faced highly competitive pricing pressure from its overseas competitors, as well as economic uncertainties in certain parts of the world. Management made a conscious decision not to pursue certain lower margin, higher risk revenue opportunities in favor of beginning to focus resources on obtaining business in growing, potentially more profitable market segments. While revenues declined substantially from this business segment, the net loss decreased from $.8 million in fiscal 1997 to $.5 million in fiscal 1998, a decrease of 40%. This is attributable in part to the practice of allocating certain operating expenses on the basis of total cost which in 1998 had the effect of substantially reducing the percentage of operating expense allocation this business segment absorbed compared to the prior year.

The cost of revenue expressed as a percentage of revenue for fiscal 1998 decreased to 72% from 84% the prior year. This decrease was partly due to the above mentioned inventory adjustment of $2,505,000 made in fiscal year 1997 in the Signal Processing Products segment. The decrease in cost of revenue expressed as a percentage of revenue was also due to the mix of contracts being executed in fiscal 1997 that had inherently lower margins compared to those executed during fiscal 1998.

Marketing, general and administrative expenses expressed as a percentage of revenue increased to 45% from 35%. This increase was partly due to a lower revenue level in fiscal 1998. Actual marketing, general and administrative expenses decreased by $385,000 in fiscal 1998. This decrease was due largely to lower agent commission expenses.

Interest income decreased by 30% or $322,000. This decrease was due to the lower interest rates earned on investments and a decrease in cash available for investment.

The net loss decreased from $5,582,000 to $3,742,000, or 33%. The decrease in net loss was due largely to the inventory adjustment made in fiscal 1997 of $2,505,000.

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

The Company intends to leverage its expertise in RF technology applications and its ability to conduct business in foreign markets by pursuing outside technology and business acquisitions which complement various characteristics of its existing core businesses. The Company expects that the future cost of this product diversification strategy may be significant enough to generate a loss from operations during any fiscal quarter through the end of fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations in fiscal 1999 was $2.3 million compared to cash used in operation of $.7 million in fiscal 1998. Cash used in operations was $9.4 million in fiscal 1997. In fiscal 1999 cash provided by operations resulted primarily from an increase in customer deposits and billings on uncompleted contracts in excess of revenue recognized of $1.8 million, and an increase in accrued liabilities of $.7 million. In fiscal 1998 cash used in operations resulted primarily from a net loss of $3.7 million, a decrease in accounts payable of $1.9 million, and a prepayment of $1.6 million in sales tax (VAT) for importation of equipment under an overseas contract - offset by cash provided by a decrease in accounts receivables of $4.4 million. In fiscal 1997 cash used in operations resulted primarily from a net loss of $5.6 million, a decrease in accounts payable of $2.6 million and customer deposits and billings on uncompleted contracts in excess of revenue recognized of $2.3 million.

Cash of $.3 million was provided from investing activities in fiscal 1999 through the maturity of short-term investments. Cash used in investing activities for fiscal 1998 was $1 million and cash provided by investing activities in fiscal 1997 was $12.5 million.

As of September 30, 1999, the Company had approximately $14.7 million in cash and short-term investments. As of the same date, the Company had standby letters of credit outstanding totaling approximately $3.8 million. These standby letters of credit are collateralized by the Company's cash or short-term investments. See further discussion in Note 8 of the Notes to Consolidated Financial Statements. The Company currently believes that its cash and expected cash flow from operations will be sufficient to fund its operations through fiscal 2000.

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

YEAR 2000 ISSUE
Many computer systems and software products are designed to accept only two digits for the year entry in date fields. Beginning January 1, 2000, some of these systems will not be able to properly distinguish dates in the twenty-first century from those in the twentieth. Such ambiguities could lead to miscalculations of date-related data. In addition, some computing systems and software products will not properly recognize the year 2000 as a leap year, resulting in additional miscalculations of date data. Systems or products that cannot properly process date data across the twentieth and twenty-first century transition, or which do not properly process dates within the twentieth century, are said to be "Y2K non-compliant." A non-compliant system or product may suddenly halt, continue operating but interpret or calculate data incorrectly, or otherwise operate improperly, and could cause disruption to the Company's operations or the operations of others.

In order to minimize the disruption to business and government caused by computer systems and software products that are not Y2K compliant, companies and government agencies worldwide have established programs to evaluate and mitigate the risks and adverse effects of the Y2K problem. Accordingly, the Company established a program to review and assess the Y2K compliance of its internal business systems, manufacturing and design tools, current products, products sold in recent years, and the most critical systems, services and products supplied to the Company by third parties. The Company assigned a program manager, accountable to executive management, to oversee, coordinate, and report on the Company's Y2K assessment and remediation efforts.

A four-phase approach was used to determine the Year 2000 readiness of the Company's systems, software, equipment, and products. Such approach provided a detailed method for tracking the evaluation, repair, and testing of systems, software, equipment and products that could have been affected by Y2K issues.

Phase 1, Assessment, called for the preparation of an inventory of all business and development systems and software, plant and development equipment, current and recent products, and suppliers of critical products and services. Each was to be evaluated to determine its Y2K readiness and the effect a Y2K failure would have on the Company's operations. Plans were to be prepared to remediate non-compliant, mission-critical systems, equipment, and suppliers over which the Company had control. In Phase 2, Remediation, critically non-compliant systems and equipment identified in Phase 1 were to be repaired, upgraded, or replaced to bring them into compliance. Phase 3, Testing, included testing the Company's systems, software, and equipment for Year 2000 readiness, or in certain cases, relying on test results or certifications provided to the Company by third parties. Phase 4, Implementation, involved placing compliant systems, software, and equipment into service.

During the Phase 1 effort, the Company prepared an inventory of its important business systems and determined specific remediation procedures for those critical systems that were found to be non-compliant. In doing so, the Company determined that it should replace the 15-year-old software and hardware used in its internal business system. This system is used for many day-to-day operations, such as general and project planning and accounting, purchasing, inventory management, production planning and control, and quality assurance. A steering committee composed of senior management in key functional areas, including accounting, engineering, marketing and manufacturing, was established to oversee the selection and implementation of a new business system. The Company selected a new system and began its implementation in January 1999. At September 30, 1999, the new business system was fully operational and in daily service.

Also during Phase 1, the Company prepared an inventory of current products, and products that were delivered to customers in recent years. This inventory was reviewed to identify those products for which the Y2K issue may be critical to current users. Current products and recently delivered products still under warranty, that were found to be non-compliant were corrected as necessary. For the small number of older Company products that were determined to be non-compliant, the Company provided simple operational workaround solutions. All such non-compliances were minor and were corrected at little cost to the Company.

The small number of non-compliances in the Company's current and recent products can be attributed to the fact that few of the Company's products process date data, making them inherently immune to Y2K issues. Those products that do process date data are primarily in the Company's spectrum management product line, and all such products were found to be substantially Y2K compliant. Some, however, may require the users to perform simple, one-time procedures to allow the equipment to continue functioning properly after the 1999 to 2000 transition. The Company evaluated these systems and, when appropriate, developed corrective procedures and notified the users. The total cost to evaluate current and recent products, and to correct non-conformances when appropriate, has been included in the Company's estimate of the overall costs to achieve company-wide Y2K compliance as stated elsewhere.

During the assessment phase, the Company inventoried all major operations and development tools and assessed them for their criticality and Y2K compliance. Such tools included servers, mainframe and desktop computers, operating systems, third-party software applications, proprietary development software, and laboratory and facility test equipment. The Y2K compliance of critical desktop computers and their associated operating systems was evaluated using recognized Y2K compliance test software. Third-party commercial software applications were either tested for compliance or certified by their manufacturers to be compliant. The few Y2K non-compliances that were found, primarily in the Company's older mass data storage computers, were readily accommodated by implementing straightforward workaround solutions. In addition, the Company inventoried and assessed all critical facility systems, such as those for security, telephone services, and HVAC. All were either compliant, or were updated to be compliant.

To help disclose potential Y2K problems with suppliers of critical products or services, the Company conducted a survey of those suppliers that are likely to be delivering products to the Company in late 1999. Respondents generally indicated a high degree of awareness of the problem and substantial efforts toward remediation. Since the suppliers that the Company considers critical will change as it receives orders and completes deliveries throughout the remainder of 1999, additional reviews of the readiness of its critical suppliers may continue into the early part of 2000. If the Company determines that a critical supplier is not Y2K compliant, and that such non-compliance could jeopardize the timely delivery of critical materials or services, then contingency plans may be executed to mitigate the effects. There can be no assurance, however, that Y2K non-compliant systems or products of suppliers on which the Company relies, and for which the Company has no direct compliance knowledge or control, will not have an adverse effect on the Company's operations. The failure of others to correct material Year 2000 problems could result in the interruption, or failure, of certain normal business activities or operations of the Company, and such failures could negatively affect the Company's business. The widespread, general uncertainty inherent in the Y2K problem makes it impossible to determine at this time whether Y2K failures will occur, and whether they will have a material adverse impact on the Company's business.

The Company conducts a certain amount of its business overseas, often in third-world countries. Normal international business travel could be delayed or interrupted because of Y2K issues beyond its control. This could, in turn, have a significant impact on the Company's ability to meet delivery and installation schedules in affected areas.

The Company believes that the greatest single, controllable risk posed by Y2K non-compliance was in its internal business system, which if uncorrected could have resulted in material business disruption and the Company's inability to meet committed product delivery dates. The Company, therefore, committed significant resources to replace this system, thereby reducing the possibility of Y2K-related interruptions of its normal operations. In addition to being Year 2000 complaint, the new business system is providing greater visibility of operating data, and is expected to increase the efficiency of numerous business processes.

The Company believes it has diligently addressed the Year 2000 issues and that it has satisfactorily identified and resolved critical Y2K problems in its operations and products. The total cost to address Year 2000 issues and to upgrade the internal business system was approximately $1,000,000. While there can be no assurance that unpredictable, unforeseen, or uncontrollable Y2K failures will not adversely affect the Company's operations, the Company believes that the completion of its assessment and remediation plan has significantly reduced the level of uncertainty and risks posed by the Y2K problem.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 2000, and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to pesos denominated payments in Colombia, a contract denominated in British pounds sterling and local currency denominated operating expenses in the U. K. where the Company sells primarily in U. S. dollars. As of September 30, 1999, the Company had an open foreign exchange contract in the amount of $130,000 to hedge off-balance sheet commitment to a supplier. As of September 30, 1999, there were no significant differences between the forward and spot rate on that date.

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

No sensitivity analysis was performed on the Company's hedging portfolio as of September 30, 1999.

FIXED INCOME INVESTMENTS
The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of September 30, 1999.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investments portfolio is 5.6%. As of September 30, 1999, there are no investments with maturities greater than 12 months. The Company does not expect any material loss with respect to its investment portfolio.

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


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS AND SCHEDULE

         1. Consolidated Financial Statements as identified in the Index on Page F-1 of this report.

         2. Financial Statement Schedule.

In accordance with Regulation S-X, individual financial statements of the Registrant and its subsidiaries and other financial statement schedule are not included herewith because (a) they are not applicable to or required of the Registrant or (b) the information required to be set forth therein is included in the financial statements or other schedules.

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

22      List of subsidiaries of TCI International, Inc.

23      Consent of KPMG LLP

                             TCI INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               PAGE
                                                                                             REFERENCE
                                                                                             ---------
Report of KPMG LLP                                                                             F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets as of September 30,
         1999 and 1998                                                                         F-3

         Consolidated Statements of Operations and Comprehensive Loss
         for the Three Years Ended September 30, 1999                                          F-4

         Consolidated Statements of Stockholders' Equity for the
         Three Years Ended September 30, 1999                                                  F-5

         Consolidated Statements of Cash Flows for the Three Years
         Ended September 30, 1999                                                              F-6

         Notes to Consolidated Financial Statements                                            F-7



INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
TCI International, Inc.:

We have audited the accompanying consolidated balance sheets of TCI International, Inc. (the Company) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI International, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.


KPMG LLP

Mountain View, California
November 22, 1999

TCI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts
September 30,                                                      1999                      1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:

       Cash and cash equivalents                                $11,310                   $ 8,782
       (Includes restricted cash of $3,846 in 1999, $3,558
             in 1998)

       Short-term investments                                     3,360                     4,754
       Accounts receivable:
           Billed, net of allowance of $209 in 1999,
                     and $218 in 1998                             2,434                       225
           Unbilled                                               3,416                     5,599
       Inventories                                                1,704                     1,486
       Prepaid taxes                                              1,724                     2,311
       Prepaid expenses                                             427                       287
---------------------------------------------------------------------------------------------------------------------------
           Total current assets                                  24,375                    23,444
---------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                       2,033                     1,473
Other assets                                                        321                       314
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                    $26,729                   $25,231
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                          $1,830                  $  1,620
       Customer deposits and billings on uncompleted
         contracts in excess of revenue recognized                3,310                     1,491
       Accrued liabilities                                        5,967                     5,287
---------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                             11,107                     8,398
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
       Common stock:
           Authorized - 5,000 shares, $.01 par value
           Issued - 3,281 shares as of September 30, 1999
                   and 1998                                      11,780                    11,780
           Shares held in treasury at cost - 76 and 70
               shares as of September 30, 1999 and 1998,           (326)                     (311)
               respectively
       Retained earnings                                          4,176                     5,372
       Accumulated other comprehensive losses                        (8)                       (8)
---------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                           15,622                    16,833
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $26,729                   $25,231
---------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


In thousands, except per share amounts
---------------------------------------------------------------------------------------------------------------------------
Years ended September 30,                                          1999             1998              1997
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                         $24,742          $25,226          $ 34,101
------------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Cost of revenue                                                16,502           18,172            28,650
  Marketing, general and administrative                          10,023           11,472            11,857
------------------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                               26,525           29,644            40,507
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                             (1,783)          (4,418)           (6,406)
Interest income                                                     593              757             1,079
------------------------------------------------------------------------------------------------------------------------------------
Loss before provision
      for income taxes                                           (1,190)          (3,661)           (5,327)
Provision for income taxes                                            -               81               255
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                        $(1,190)         $(3,742)          $(5,582)
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss):
  Unrealized gain (loss) on investments                               -               (4)               30
------------------------------------------------------------------------------------------------------------------------------------
Net comprehensive loss                                          $(1,190)         $(3,746)          $(5,552)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share:
Net loss per share                                              $(0.37)          $(1.17)           $ (1.75)
Shares used in per share computations                             3,208            3,207             3,194
------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements

TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


In thousands
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Common                     Accumulated
                                                                  Stock in                Other Comprehensive
                                         Common Stock             Treasury        Retained       Gain
                                       Shares     Amount      Shares    Amount    Earnings      (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1996        3,281      $11,780       (102)    $(455)   $14,723        $(34)       $26,014
Stock options exercised                   -            -         23       104        (17)          -             87
Net unrealized gain on investments        -            -          -         -          -          30             30
Net income                                -            -          -         -     (5,582)          -         (5,582)
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1997        3,281      $11,780        (79)    $(351)    $9,124         $(4)       $20,549
Stock options exercised                   -            -          9        40        (10)          -             30
Net unrealized loss on investments        -            -          -         -          -          (4)            (4)
Net loss                                  -            -          -         -     (3,742)          -         (3,742)
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998        3,281      $11,780        (70)    $(311)    $5,372         $(8)       $16,833
Stock options exercised                   -            -          3        11         (6)          -              5
Repurchase of common stock for treasury   -            -         (9)      (26)         -           -            (26)
Net Loss                                  -            -          -         -     (1,190)          -         (1,190)
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999        3,281      $11,780        (76)    $(326)    $4,176         $(8)       $15,622
------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------------------
In thousands
------------------------------------------------------------------------------------------------------------------------------------
Year ended September 30,                                             1999              1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Operations:
    Net loss                                                      $(1,190)          $(3,742)         $(5,582)
    Reconciliation to cash provided by (used in) operations:
       Depreciation and amortization                                  543               501              683
    Changes in assets and liabilities:
       Accounts receivable                                            (26)            4,380           (3,567)
       Inventories                                                   (218)              632            3,061
       Prepaid taxes                                                  587            (1,526)            (469)
       Prepaid expenses and other assets                             (147)                7              320
       Accounts payable                                               210            (1,940)          (2,563)
       Customer deposits and billings on uncompleted
         contracts in excess of revenue recognized                  1,819               472           (2,317)
       Accrued liabilities                                            680               549            1,019
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operations                               2,258              (667)          (9,415)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                            (1,103)             (351)            (740)
    Purchases of short-term investments                           (10,304)           (7,675)         (14,037)
    Proceeds from maturity of short-term investments               11,698             7,006           27,295
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                       291            (1,020)          12,518
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Stock options exercised                                             5                30               87
    Repurchase of common stock for treasury                           (26)                -                -
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                       (21)               30               87
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                2,528            (1,657)           3,190
Cash and cash equivalents at beginning of year                      8,782            10,439            7,249
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $11,310            $8,782         $ 10,439
------------------------------------------------------------------------------------------------------------------------------------



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

DESCRIPTION OF BUSINESS - The Company manufactures and markets signal collection systems, spectrum and frequency management systems, special purpose communications systems, and antennas and related equipment for high-power broadcasting, over-the-horizon radar, and short-wave communication. The Company's products historically have been sold primarily to U.S. and foreign government agencies, and to a lesser extent, commercial broadcast entities.

FISCAL YEAR END - Although for presentation purposes, the Company has indicated its year end as September 30, its fiscal year actually ends on the Sunday nearest to September 30. The Company's fiscal year for 1999, 1998, and 1997 ended on October 3, October 4, and September 28, respectively.

CASH EQUIVALENTS - Cash equivalents consist of money market investments, government securities, and commercial paper purchased with maturity at the date of acquisition of less than 3 months ($7,281,000 as of September 30, 1999 and $8,003,000 as of September 30, 1998). The restricted cash represents the amount held as collateral for stand-by letters of credit at the end of the fiscal year. For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of such investments. The Company's short-term investments are carried at fair value, based on quoted market prices for these or similar investments.

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

RISK ASSOCIATED WITH LONG-TERM CONTRACTS - A significant portion of the Company's revenue has been associated with long-term contracts and programs in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on future appropriations and administrative allotment of funds, changes in governmental policies, difficulty of forecasting costs and work schedules, product obsolescence, and other factors characteristic of the industry. To offset the expected downturn in revenue from the sales of signal collection systems, antenna systems, and special communications equipment to the U.S. Government, the Company plans to increase focus on overseas and commercial sales. However, many overseas customers are also experiencing reductions in their defense equipment budgets. Contracts with the U.S. Government are, by their terms, subject to termination by the U.S. Government either for its convenience or for default by the contractor. Additionally, costs incurred under U.S. Government contracts are subject to audit. Management believes the results of such audits, when conducted, will not have a material effect on the Company's financial results.

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

The large size of certain of the Company's orders make it possible that a single contract termination, cancellation, delay, or failure to perform may significantly affect management's estimates and the Company's financial performance. Both in fiscal 1999 and 1998, the Company experienced an unanticipated delay in obtaining final customer acceptance of one significant contract for spectrum management equipment. Management currently expects to obtain final acceptance on this contract in early calendar year 2000; however, there can be no assurance that acceptance will occur in a timely manner. At September 30, 1999, the Company is contingently liable on a performance bond related to this contract for $1,785,000, which is 10% of the contract value. The accompanying consolidated financial statements contain management's estimates of cost to complete this contract; however, because of the uncertainty surrounding acceptance of this contract, there is a reasonable possibility that material changes in management's estimates both positive or negative might occur.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT EXPENSES - Marketing, general and administrative expenses include independent (not directly related to or funded by a customer contract) research and development costs of $1,717,000 in fiscal 1999, $2,369,000 in fiscal 1998, and $1,631,000 in fiscal 1997.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market and include material, labor, and overhead.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:

                                                 Years
------------------------------------------------------------------------------
Machinery and equipment                         3 - 10
Leasehold improvements      Shorter of estimated useful life or lease term
------------------------------------------------------------------------------

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

STOCK OPTION PLAN - The Company accounts for its stock option plan in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

COMPREHENSIVE LOSS - Effective fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components in a full set of financial statements. Comprehensive loss is comprised of net loss and unrealized gains and losses on short-term investments and is presented in the Consolidated Statements of Operations and Comprehensive Loss. SFAS No. 130 requires only accounting disclosure in the consolidated financial statements. It does not affect the Company's financial position or results of operation. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 2000, and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SHORT-TERM INVESTMENTS
The Company classifies its investments as "available-for-sale securities" and the carrying value of such securities has been adjusted to fair market value. The resulting change in fair market value is reported as a separate component of stockholders' equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at September 30, 1999 and September 30, 1998, were as follows:

In thousands
------------------------------------------------------------------------------------------------------------------------------------
                                            Amortized         Gross Unrealized       Gross Unrealized     Fair
                                            Cost              Holding Gains         Holding Losses        Value
------------------------------------------------------------------------------------------------------------------------------------
eptember 30, 1999
Short-term investments:
   Certificates of deposit                   $3,292                 $ -             $ (8)                 $3,284
Corporate bonds                                  76                   -                -                      76
------------------------------------------------------------------------------------------------------------------------------------
                                             $3,368                 $ -             $ (8)                 $3,360
------------------------------------------------------------------------------------------------------------------------------------


September 30, 1998
Short-term investments:
   Certificates of deposit                   $3,738                 $ -             $ (8)                 $3,730
   Government bonds                           1,022                   -                -                   1,022
   Corporate bonds                                2                   -                -                       2
------------------------------------------------------------------------------------------------------------------------------------
                                             $4,762                 $ -             $ (8)                 $4,754
------------------------------------------------------------------------------------------------------------------------------------

The short-term investments portfolio is managed by a securities investment firm, which invests primarily in bonds, based upon the Company's investment guidelines. The securities are of investment quality to ensure safety of principal and are selected by the firm, who has been given semi-discretionary authority to manage assets in the portfolio. Substantially all of the Company's short-term investments have maturities of one year or less.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ACCOUNTS RECEIVABLE
Accounts receivable contain amounts which are billed in accordance with the terms of the related contracts, which may allow for progress billings upon shipment, billings upon completion, or other billing arrangements. Such amounts are classified as billed account receivables. Unbilled accounts receivables represent revenue recognized generally under a percentage of completion basis which, based upon the terms of the related contracts are not yet billable.

4.  INVENTORIES
Inventories consist of the following:

-------------------------------------------------------------------------------
September 30,                              1999                     1998
                                           ----                     ----
                                                  (In thousands)
-------------------------------------------------------------------------------
Material and component parts             $1,326                   $  974
Work in process                             378                      512
-------------------------------------------------------------------------------
                                         $1,704                 $  1,486
-------------------------------------------------------------------------------

5.  PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

-------------------------------------------------------------------------------
September 30,                                      1999            1998
                                                   ----            ----
                                                     (In thousands)
-------------------------------------------------------------------------------
Machinery and equipment                          $8,321         $ 7,489
Leasehold improvements                              331             331
-------------------------------------------------------------------------------
                                                  8,652           7,820
Accumulated depreciation and amortization        (6,619)         (6,347)
-------------------------------------------------------------------------------
                                                 $2,033          $1,473
-------------------------------------------------------------------------------

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  EXPORT REVENUE AND REVENUE FROM MAJOR CUSTOMERS
Revenue was derived from sales to customers located in the following geographic areas:

------------------------------------------------------------------------------------
Year ended September 30,           1999             1998             1997
                                   ----             ----             ----
                                               (In thousands)

------------------------------------------------------------------------------------
United States                   $ 7,803          $ 8,855          $10,672
Europe                            3,468            3,408            1,753
Middle East                       1,532            1,860
Africa                              921            1,027            6,846
Asia/Pacific Basin                9,556            6,954            8,820
South America                     1,416            3,090            5,542
Other                                46               32              468
------------------------------------------------------------------------------------
                                $24,742          $25,226          $34,101
------------------------------------------------------------------------------------

Sales under U.S. Government prime contracts and subcontracts accounted for 18%, 31%, and 31% of the Company's total revenue in 1999, 1998, and 1997, respectively, of which the U.S. Government prime contracts accounted for 17%, 29%, and 27%, respectively.

Four customers represented 12%, 20%, 10% and 11%, respectively, of total revenue for fiscal 1999 and 0%, 36%, 11% and 10% of total accounts receivable at September 30, 1999. One customer represented 14% of total revenue for fiscal 1998 and 5% of total accounts receivable at September 30, 1998.

7.  ACCRUED LIABILITIES
Accrued liabilities consist of the following:

------------------------------------------------------------------------------------
September 30,                                        1999              1998
                                                     ----              ----
                                                         (In thousands)

------------------------------------------------------------------------------------
Accrued contract costs                             $2,261            $2,564
Accrued commission                                    652               318
Compensation and employee benefit plans             1,365               981
Accrued vacation                                      781               772
Other                                                 908               652
------------------------------------------------------------------------------------
                                                   $5,967            $5,287
------------------------------------------------------------------------------------


8.  BANK CREDIT AGREEMENTS
The Company has a bank credit agreement that provides a fully secured credit facility for the issuance of stand-by letters of credits up to $7,000,000. This credit facility is secured by the Company's cash or short-term investment portfolio. As of September 30, 1999, $3,150,000 of this credit line was available for issuance of stand-by letters of credit.

At September 30, 1999, there were outstanding stand-by letters of credit of approximately $3,850,000 held as bid, performance and payment bonds. The stand-by letters of credit expire at various dates through the year 2001; however, certain performance bonds are automatically renewable until canceled by the beneficiary.

Cash equivalents and short term investments totaling $3,850,000 are held by banks as collateral for outstanding stand-by letters of credit at September 30, 1999.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCKHOLDERS' EQUITY

a.  NET LOSS PER SHARE
Basic and diluted net loss per share has been computed using the weighted-average number of common shares outstanding. Diluted net loss per share does not include the effect of the common equivalent shares as the effect of their inclusion is antidilutive during each period. As of September 30, 1999, 1998 and 1997, there were options outstanding to purchase 827,400, 681,200, and 713,600, respectively, shares of the Company's common stock with a weighted-average exercise price of $4.41, $5.49, and $5.75, respectively, which could potentially dilute basic earnings per share in the future.

b.  EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Plan (the Plan) covering all employees of the Company. The Plan provides for voluntary salary reduction contributions of up to 15% of eligible participants' annual compensation. In fiscal 1998 and 1997, the Company made matching contributions of up to 2% of participants' annual compensation; in fiscal 1999 the Company increased its matching contributions to up to 5% of eligible participants' annual compensation. The Company's contributions to the Plan were approximately $360,000 for fiscal 1999, $140,000 for fiscal 1998, and $150,000 for fiscal 1997.

Historically, the Company made contributions to the Employee Stock Ownership Plans (ESOP) subject to the approval of the Board of Directors. In fiscal 1999, the Company elected to freeze the Employee Stock Ownership Plan. Thus, the Company does not plan to make any contributions to the plan in the future. Accrued contributions were $200,000 for fiscal 1998, and $200,000 for fiscal 1997. As of September 30, 1999, the ESOP owns 414,839 of the Company's outstanding shares.

c.  STOCK OPTION PLAN
In 1981, the Company adopted the 1981 Stock Option Plan ("1981 Plan") pursuant to which the Company's Board of Directors may grant stock options to key employees, non-employee directors and independent contractors. The 1981 Plan authorizes the grant of options to purchase an aggregate of 1,100,000 shares of Common Stock. Such shares are to be made available either from the Company's authorized and previously unissued shares of Common Stock or from shares reacquired by the Company.

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

Stock option activity during the period indicated is as follows:

--------------------------------------------------------------------------------------
                                            Number     Weighted Average
                                          of shares    Exercise Price
--------------------------------------------------------------------------------------
Options outstanding at Sept 30, 1996      808,800      $   5.91
         Granted                           55,000          6.55
         Exercised                        (22,700)         3.61
         Canceled                        (127,500)         7.51
--------------------------------------------------------------------------------------
Options outstanding at Sept 30, 1997      713,600          5.75
         Granted                           27,000          4.56
         Exercised                         (8,900)         3.38
         Canceled                         (50,500)         9.00
--------------------------------------------------------------------------------------
Options outstanding at Sept 30, 1998      681,200          5.49
         Granted                          234,000          2.25
         Exercised                         (2,500)         2.25
         Canceled                         (85,300)         7.13
--------------------------------------------------------------------------------------
Options outstanding at Sept 30, 1999      827,400      $   4.41
--------------------------------------------------------------------------------------

At September 30, 1999, there were 107,035 shares available for future grant under the 1981 Plan. The per share weighted-average fair value of stock options granted during fiscal 1999 and 1998 was $ .78 and $1.66 on the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------------
                                           1999             1998
--------------------------------------------------------------------------------------
    Weighted-average risk free
        Interest rate                     5.00%             5.25%
    Dividend yield                           0%                0%
    Volatility factor                      .351              .370
    Weighted average expected
        Life of an option               4 years           4 years


TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the intrinsic value method to account for its 1981 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------
                                                1999        1998           1997
--------------------------------------------------------------------------------------
Net loss  (in thousands)

                           As reported      $(1,190)       $(3,742)      $(5,582)
                           Pro forma         (1,318)        (3,863)       (5,696)

Net loss per share

                           As reported       $(0.37)        $(1.17)       $(1.75)
                           Pro forma          (0.41)         (1.21)        (1.78)
--------------------------------------------------------------------------------------


At September 30, 1999, the range of exercise price and weight-average remaining contractual life of outstanding options was as follows:


----------------------------------------------------------------------------------------------------

                                Option Outstanding                           Option Exercisable

----------------------------------------------------------------------------------------------------
Range of        Number          Weighted Average     Weighted Average     Number      Weighted
Exercise        Outstanding          Remaining        Exercise Price                   Average
Price                            Contractual Life                                   Exercise Price
----------------------------------------------------------------------------------------------------
$2.13 - 2.25    214,500              6.36 years         $2.13              3,334         $2.13
 3.38 - 3.75    188,900              0.95 years          3.40            169,400          3.38
 4.12 - 4.50    182,000              2.79 years          4.27            142,000          4.26
 5.00 - 5.63     13,000              7.50 years          5.48              7,666          5.55
 6.75           142,000              6.84 years          6.75            142,000          6.75
 7.63            35,000              5.49 years          7.63             34,000          7.63
 8.25 - 8.75     21,000              2.70 years          8.73             17,000          8.72
 9.50            31,000              1.38 years          9.50             31,000          9.50
----------------------------------------------------------------------------------------------------
                827,400              4.12 years         $4.41            546,400         $5.28
----------------------------------------------------------------------------------------------------

At September 30, 1999 and 1998, the number of options exercisable was 546,400 and 513,524, respectively, and the weighted-average exercise price of those options was $5.28 and $5.51, respectively.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES
The Company leases certain of its facilities and equipment under operating leases which expire at various dates through fiscal 2000 and require future minimum payments of $315,000.

Rental expense was $463,000, $545,000, and $612,000 in fiscal 1999, 1998, and
1997, respectively.

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

Subsequently, the legislative authority for the HSCAP arbitration panels was reinstated and the Teledyne parties have advised OEHHA that they still wish to arbitrate the matter. Should OEHHA now overrule TCI's and the other respondents' objections to the convening of the panel, TCI may take legal action to dispute the panel's jurisdiction and in all events will vigorously maintain that it is not responsible for any of the groundwater contamination in the area and should not share in any of the costs associated with the groundwater extraction system being operated by Teledyne/Spectra Physics.

The Company is from time to time involved in routine litigation or threatened litigation arising from the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES
The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $7,194,000, $2,723,000, respectively, which expire through 2014 and 2004, respectively.

The provision for income taxes, all current, for the years ended September 30, 1999, 1998, and 1997, consist of the following:

-------------------------------------------------------------------------------------
Years ended September 30,           1999            1998            1997
                                    ----            ----            ----
                                               (In thousands)
-------------------------------------------------------------------------------------
   Federal                         $   -             $ -           $(160)
   State                               -               5             415
   Foreign                                            76               -
-------------------------------------------------------------------------------------
Total                                  -              81             255
-------------------------------------------------------------------------------------

The effective tax rate differed from the statutory federal income tax rate due to the following:


-------------------------------------------------------------------------------------
Year ended September 30,                1999        1998         1997
-------------------------------------------------------------------------------------
Statutory federal rate                   35%         35%          35%
State taxes, net of federal benefit      (1)          -            -
Net operating loss not utilized         (34)        (35)          23
Foreign                                   -           2            8
Other                                     -           -           (1)
-------------------------------------------------------------------------------------
Effective income tax rate                 0%         (2)%         (5)%
-------------------------------------------------------------------------------------

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred taxes are as follows:

--------------------------------------------------------------------------------------
Year ended September 30,                               1999            1998
                                                          (In thousands)
--------------------------------------------------------------------------------------
Deferred tax assets:
         Net operating loss carryforward             $2,681          $1,917
         Long-term contracts                            737           1,043
         Accruals not currently deductible            2,221           1,903
         Differences, in tax basis of property,
                  plant & equipment                     150              28
--------------------------------------------------------------------------------------
                                                     $5,789          $4,891
--------------------------------------------------------------------------------------
Valuation allowance                                  $5,789          $4,891
--------------------------------------------------------------------------------------
Net deferred taxes                                       $0              $0
--------------------------------------------------------------------------------------

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of consistent earnings history for the Company. The net change in the total valuation allowance for the years ended September 30, 1999 and September 30, 1998 was an increase of $898,000 and an increase of $314,000, respectively.

Cash payments for income taxes were $0 in 1999 and $47,000 in 1998.

 12. OPERATING SEGMENTS

 The Company is structured primarily around its product lines and the markets it serves and operates in two business segments: Broadcast Products and Signal Processing Products.

The Broadcast Products segment designs and manufactures antenna systems and accessory items that cover the frequency range of 0.5 to 870 MHz. Most of the Company's products are used for TV, FM, and AM broadcasting, although lower-power versions of its products in the 2 to 30 MHz range are used for high frequency (HF) communications by military and commercial organizations. These systems are installed in both domestic and foreign locations for both government and commercial organizations.

The Company's Signal Processing Products segment offers spectrum management, direction finding, signal collection, and specialized communications equipment that are sold primarily to domestic and foreign military and intelligence markets. The Company's core products consist of receivers and transmitters, DSP-based direction finding processors, and specialized application software.

Selected information by operating segments is summarized below (in thousands):

                                        1999        1998        1997
Net Revenues

   Broadcast Products                   $  8,860    $ 11,876    $ 18,148
   Signal Processing Products$15,882    $ 15,882    $ 13,350    $ 15,953

Operating Loss

   Broadcast Products                   $   (157)   $   (471)   $   (785)
   Signal Processing Products$(1,626)   $ (1,626)   $ (3,947)   $ (4,665)
   Others                               $     --    $     --    $   (955)

Identifiable assets:

   Broadcast Products                   $  3,981    $  5,106    $  6,696
   Signal Processing Products              3,781       2,672       6,093

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCI International, Inc.

Date:   December 24, 1999              By: /s/   MARY ANN ALCON
      -------------------------                  --------------
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

SIGNATURE                   TITLE                         DATE

 /S/ John W. Ballard, III   President and Director           December 24, 1999
--------------------------  (Principal Executive Officer) ----------------------
 (John W. Ballard)

 /S/ E.M.T. Jones           Director                         December 24, 1999
--------------------------                                ----------------------
 (E.M.T. Jones)

 /S/ John L. Anderson       Director                         December 24, 1999
--------------------------                                ----------------------
 (John L. Anderson)

 /S/ Asaph H. Hall          Director                         December 24, 1999
-------------------------                                 ----------------------
 (Asaph H. Hall)

 /S/ Alan C. Peyser         Director                         December 24, 1999
-------------------------                                 ----------------------
 (Alan C. Peyser)

 /S/ Donald C. Cox          Director                         December 24, 1999
-------------------------                                 ----------------------
 (Donald C. Cox)

 /S/ Slobodan Tkalcevic     Director                         December 24, 1999
-------------------------                                 ----------------------
 (Slobodan Tkalcevic)

                                                                  Ref: Form 10-K
                                                                       1999

                             TCI INTERNATIONAL, INC.

                                  EXHIBIT INDEX

NUMBER            EXHIBIT
--------------------------------------------------------------------------------
22                Schedule II - Valuation and Qualifying Accounts

23                List of Subsidiaries of TCI International, Inc.

24                Consent of KPMG LLP