Form 10-Q
period 1999-12-31
TCI INTERNATIONAL INC
filed 2000-02-14
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 *
                               -----------------

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

As of December 31, 1999, 3,386,675 shares of Common Stock were outstanding.

                             TCI INTERNATIONAL, INC.

                                TABLE OF CONTENTS

Part I - Financial Information                                                                 Page
------------------------------                                                                 ----

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive
  Loss                                                                                            3

Condensed Consolidated Balance Sheets                                                             4

Condensed Consolidated Statements of Cash Flows                                                   5

Notes to Condensed Consolidated Financial Statements                                            6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   9-11

Item 3.  Market Rate Sensitive Instruments                                                       12


Part II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                                         20

Signatures                                                                                       20

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)


                                                                 Three Months Ended
                                                                     December 31,
                                                                     ------------
                                                                 1999             1998
                                                                 ----             ----
Revenues                                                     $  7,117          $  4,775
                                                             --------          --------
Operating costs and expenses:
  Cost of revenues                                              4,617             3,243
  Marketing, general and administrative                         2,455             2,559
                                                             --------          --------
                                                                7,072             5,802
                                                             --------          --------
Income (loss) from operations                                      45            (1,027)
Interest income, net                                              180               169
                                                             --------          --------
Income (loss) before provision
 for income taxes                                                 225              (858)
Provision for income taxes                                         15                 0
                                                             --------          --------
Net income (loss)                                            $    210          $   (858)
                                                             --------          --------
                                                             --------          --------

Other comprehensive income (loss):
 Unrealized loss on investments                                    (6)                8
                                                             --------          --------
Net comprehensive income (loss)                              $    204          $   (850)
                                                             --------          --------
                                                             --------          --------

Basic earnings per share:
  Net income (loss) per share                                $    .06          $   (.27)
                                                             --------          --------
                                                             --------          --------
  Shares used in per share
   computations                                                 3,256             3,212
                                                             --------          --------
                                                             --------          --------

Dilutive earnings per share:

 Net income (loss) per share                                 $    .06          $   (.27)
                                                             --------          --------
                                                             --------          --------
 Shares used in per share
  computations                                                  3,389             3,212
                                                             --------          --------
                                                             --------          --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)

                                                                 December 31,                         September 30,
                                                                      1999                                1999
                                                                 ------------                         -------------
ASSETS

Current assets
  Cash and cash equivalents                                        $  4,392                            $ 11,310
  (Includes restricted cash of $2,600
        on Dec. 31, 1999, $3,846 on Sept 30, 1999)
  Short-term investments                                              7,551                               3,360
  Accounts receivable
     Billed                                                             737                               2,434
     Unbilled                                                         6,678                               3,416
  Inventories                                                         1,878                               1,704
  Prepaid taxes                                                       1,706                               1,724
  Prepaid expenses                                                      699                                 427
                                                                   --------                            --------
        Total current assets                                         23,641                              24,375
Property and equipment, net                                           1,912                               2,033
Other assets                                                            324                                 321
                                                                   --------                            --------
        Total assets                                               $ 25,877                            $ 26,729
                                                                   --------                            --------
                                                                   --------                            --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  2,811                            $  1,830
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized                         1,270                               3,310
  Accrued liabilities                                                 5,353                               5,967
                                                                   --------                            --------
        Total current liabilities                                     9,434                              11,107
                                                                   --------                            --------

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,396 shares                      12,158                              11,780
  Retained earnings                                                   4,333                               4,176
  Accumulated other comprehensive loss                                  (14)                                 (8)
  Treasury shares at cost; 10 and 76 shares as of
    Dec. 31, 1999 and Sept 30, 1999                                     (34)                               (326)
                                                                   --------                            --------
        Total stockholders' equity                                   16,443                              15,622
                                                                   --------                            --------
        Total liabilities and stockholders' equity                 $ 25,877                            $ 26,729
                                                                   --------                            --------
                                                                   --------                            --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED DECEMBER 31,
                                 (In thousands)

                                                                     1999                            1998
                                                                     ----                            ----
Cash provided by (used in):
Operations:

    Net income (loss)                                                $  210                    $    (858)
    Reconciliation to cash provided by operations:
       Depreciation                                                     166                          134

    Changes in assets and liabilities:
       Accounts receivable                                           (1,565)                      (1,105)
       Inventories                                                     (174)                         (44)
       Prepaid taxes                                                     18                           28
       Prepaid expenses and other assets                               (275)                        (290)
       Accounts payable                                                 981                          348
       Customer deposits/billing in excess of revenue                (2,040)                        (455)
       Accrued liabilities                                             (613)                         (90)
                                                                   --------                    ---------
Cash provided by (used in) operations                                (3,292)                      (2,332)
                                                                   --------                    ---------

Investing activities:
    Purchases of property and equipment                                 (45)                         (28)
    Purchases of short-term investments                              (4,289)                           0
    Proceeds from sale of short-term investments                         91                        4,626
                                                                   --------                    ---------
Cash provided by (used in) investing activities                      (4,243)                       4,598
                                                                   --------                    ---------

Financing activities:
    Stock options exercised                                             617                           25
    Treasury stock purchases                                              0                            0
                                                                   --------                    ---------
Cash provided by (used in) financing activities                         617                           25

Net increase in cash and cash equivalents                            (6,918)                       2,266
Cash and cash equivalents at beginning of period                     11,310                        8,782
                                                                   --------                    ---------
Cash and cash equivalents at end of period                         $  4,392                    $  11,048
                                                                   --------                    ---------
                                                                   --------                    ---------

See accompanying Notes to Condensed Consolidated Financial Statements

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, filed with the Securities and Exchange Commission, to be not misleading. Further, the accompanying financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three months ended December 31, 1999, are not necessarily indicative of results to be expected for the entire year ending September 30, 2000.

NOTE 2
Inventories consist of the following (in thousands):

                                                                       December 31,        September 30,
                                                                           1999                 1999
                                                                           ----                 ----

     Material and component parts                                         $1,373               $1,326
     Work in process                                                         505                  378
                                                                          ------               ------
                                                                          $1,878               $1,704
                                                                          ------               ------
                                                                          ------               ------

NOTE 3
At December 31, 1999 there were outstanding standby letters of credit of approximately $2,600,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2001; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

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

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income (loss) per share calculation.

                                                                       Quarter Ended
                                                           December 31,               December 31,
                                                               1999                       1998

         Basic earnings per share weighted                     3,256                      3,212
           average shares outstanding
         Effect of dilutive securities options
           outstanding                                           134                          0
         Denominator for diluted earnings
            per share - adjusted weighted
            average shares                                     3,389                      3,212

Common stock equivalent of 34,769 shares were excluded from the net loss share calculation for the quarter ended December 31, 1998, due to their antidilutive effect. As of December 31, 1999 and 1998, there were options outstanding to purchase 707,333 and 870,700, respectively, shares of the Company's common stock which could potentially dilute future basic earnings per share.

NOTE 5

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

NOTE 6

Financial Information about Business Segments

                                               Quarter Ended
                                   December 31,               December 31,
                                       1999                       1998

Revenue
 Broadcast Products                2,099                         1,558
 Signal Processing Products        5,018                         3,217

Operating income (loss)
 Broadcast Products                    8                          (181)
 Signal Processing Products           37                          (846)


                             TCI INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          First Fiscal Quarter of 2000
                    Compared to First Fiscal Quarter of 1999

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially. The results of operations for the first three months in fiscal year 2000 are not necessarily indicative of future quarterly or annual performance expectations.

Total revenue for the first quarter of fiscal year 2000 was $7,117,000, an increase of approximately 49% over revenue of $4,775,000 for the same period a year ago. Total operating income in the first quarter was $45,000 compared to a net loss of $1,027,000 a year ago.

The Company has two distinct product groups: the Broadcast Products Group and the Signal Processing Products Group. The Company's product offerings are managed and directed by separate management teams. While the two businesses segments currently share facilities and certain manufacturing resources, the customers who routinely purchase these products are distinct.

Segment revenue and operating income for the two product groups were as follows (in thousands):

                                                                       Quarter Ended
                                                           December 31,              December 31,
                                                               1999                      1998

         Revenue
           Broadcast Products                                 2,099                     1,558
           Signal Processing Products                         5,018                     3,217

         Operating income (loss)
           Broadcast Products                                     8                      (181)
           Signal Processing Products                            37                      (846)


Revenue for the Broadcast Products group in the first quarter ended December 30, 1999, increased 35% over revenue a year ago. Higher backlog going into fiscal year 2000, together with the timing of the execution of these contracts, were the main reasons for this increase in revenue. As a result of the increase in revenue, the Broadcast Products group recorded an income of $8,000 in the current quarter compared to a net loss of $181,000 a year ago, a significant improvement.

                             TCI INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          First Fiscal Quarter of 2000
                    Compared to First Fiscal Quarter of 1999


Revenue for the Signal Processing Products group in the first quarter ended December 30, 1999, increased 56% over revenue a year ago. Significant orders received in the last quarter of fiscal year 1999 for Spectrum Management Systems contributed significantly to the increase in revenue for the current fiscal quarter, thus improving the operating results from this segment. In comparison, the operating loss for the first quarter of fiscal year 1998 was negatively affected by an unplanned delay in contract completion of one major contract for Spectrum Management equipment.

Fluctuations in revenue from one quarter to the next are inherent in the nature of the Company's business due to the project-oriented nature of the business. Future growth is always dependent on the Company continuing to secure adequate new business. Based upon the strength to its existing backlog and subject to unanticipated future delays, the Company is optimistic about its future growth.

Total gross margins for the Company expressed as a percentage of revenue increased from 32% to 35% when compared to the same period in fiscal 1999. This increase is primarily due to improved execution of existing contracts.

Marketing, general and administrative expenses for the first quarter of fiscal 2000 remained approximately constant with those of fiscal 1999. However, expressed as a percentage of revenue, marketing, general and administrative expenses for the first quarter of fiscal 2000 were 35% compared to 54% a year ago. This change was due to a higher revenue base in the first quarter of fiscal 2000.

The Company's total backlog as of December 30, 1999 was $20 million compared to $28 million as of September 30, 1999. The total funded portion of the Company's backlog, which excludes unfunded and unexercised options (on U.S. Government contracts) the Company believes are likely to be exercised, was $15 million and $14 million, respectively.

                             TCI INTERNATIONAL, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to pesos denominated payments in Colombia, a contract denominated in British pounds sterling and local currency denominated operating expenses in the U. K. where the Company sells primarily in U. S. dollars. However, as of December 31, 1999, the Company had no hedging contracts outstanding.

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

No sensitivity analysis was performed on the Company's hedging portfolio as of December 31, 1999 as there was no hedging contracts outstanding as of December 31, 1999.

FIXED INCOME INVESTMENTS
The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of December 31, 1999.

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investment portfolio is 5.87%. As of December 31, 1999, there are no investments with maturities greater than 12 months. The Company does not expect any material loss with respect to its investment portfolio.

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

In order to address these challenges, the Company intends to pursue a product and market diversification strategy. By leveraging its expertise in RF technology applications, and its ability to conduct business in foreign countries, the Company will pursue outside technology and business acquisitions, which complement various characteristics of its existing core business. Combined with the operating pressures detailed above, the Company expects that the future cost of this product diversification strategy may be significant enough to generate a loss from operations during fiscal year 2000.

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

                             TCI INTERNATIONAL, INC.

                         LIQUIDITY AND CAPITAL RESOURCES

                December 31, 1999 Compared to September 30, 1999

Consolidated cash, cash equivalents and marketable securities totaled $11,943,000 at December 31, 1999, compared to $14,670,000 at September 30, 1999.
The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 2000.

Cash used in operations for the first quarter of fiscal 2000 was $3.3 million compared to $2.3 million for the first quarter in fiscal 1999. Cash used in the first quarter of fiscal 2000 resulted primarily from the decrease in customer deposits and billing in excess of revenue of $2.0 million and a decrease in accounts receivable of $1.6 million. Cash used in the first quarter of fiscal 1999 was primarily due to the net loss of $ .9 million and an increase in accounts receivable of $1.1 million. Cash used in investing activities in the first quarter of fiscal 2000 was $4.2 million compared to cash provided by investing activities of $4.6 million in fiscal 1999.

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

At December 31, 1999, the Company has standby letters of credit outstanding of approximately $2,600,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.

                             TCI INTERNATIONAL, INC.

                                 YEAR 2000 ISSUE

The Year 2000 statements set forth below are designated as "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act.

Many currently installed computer systems and software products are designed to accept only two-digit entries in the date field. Beginning January 1, 2000, these date fields must accept four digit entries to distinguish twenty-first century dates from twentieth-century dates. If a computer system or software product is not Year 2000 compliant, it may not operate properly during the transition from December 31, 1999, to January 1, 2000, and may not recognize the year 2000 as a leap year. A non-compliant system or product may suddenly halt, continue operating but interpret or calculate data incorrectly, or otherwise operate improperly, causing disruption to the Company's operations or the operations of others.

The Company diligently addressed potential Year 2000 problems by using a four-phase approach was used to determine the Year 2000 readiness of the Company's internal systems, software, equipment, and products. Phase 1, Assessment, included taking an inventory of all systems, software, equipment and products, and the identification of those with year 2000 issues which needed remediation. Phase 1 also called for the preparation of plans needed for remediation. Phase 2, Remediation, included repairing, upgrading, and/or replacing any critically non-compliant equipment or systems identified in Phase
1. Phase 3, Testing, included testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results or certifications provided to the Company by third parties. Phase 4, Implementation, involved placing compliant systems, software, and equipment into service. The Company completed all these initiatives at the estimated cost of $1 million dollars. Thus, the Company believes it has diligently addressed Year 2000 issues. To date, the Company has not experienced any significant business disruption or system failures as a result of Year 2000 issues. There have been no substantial Year 2000 related issues reported from our major suppliers and customers.

Although the Year 2000 event has past there can be no assurance that there will be no problems related to the Year 2000 for a period of time after January 1, 2000. However, the Company does not expect to be adversely impacted by Year 2000 issues.

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

                                      TCI INTERNATIONAL, INC.
                                      -----------------------
                                            (Registrant)



                                              /s/ Mary Ann W. Alcon
                                            -------------------------
                                               Mary Ann W. Alcon
                                              Chief Financial Officer
                                 (Duly authorized officer of the registrant and
                                  principal financial officer of the registrant)

---------------------------
          Date