Form 10-Q
period 2000-03-31
TCI INTERNATIONAL INC
filed 2000-05-15
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

As of March 31, 2000, 3,450,675 shares of Common Stock were outstanding.

                             TCI INTERNATIONAL, INC.

                                Table of Contents


         PART I - FINANCIAL INFORMATION                                                          PAGE
                                                                                                 ----
         Item 1. Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Statements of Operations and
                      Comprehensive Income                                                         3

                  Unaudited Condensed Consolidated Balance Sheets                                  4

                  Unaudited Condensed Consolidated Statements of Cash Flows                        5

                  Unaudited Notes to Condensed Consolidated Financial Statements                 6-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           8-13

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk
                  Derivatives and Financial Instruments                                           14


         PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                 15

         Signatures                                                                               16

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                           Three Months Ended         Six Months Ended
                                                March 31,                 March 31,
                                            2000        1999          2000        1999
                                          --------    --------      --------    --------
Revenues                                  $  7,208    $  6,543      $ 14,325    $ 11,318
                                          --------    --------      --------    --------
Operating costs and expenses:
  Cost of revenues                           4,907       4,651         9,524       7,894
  Marketing, general and administrative      2,447       2,585         4,902       5,144
                                          --------    --------      --------    --------
                                             7,354       7,236        14,426      13,038
                                          --------    --------      --------    --------
Loss from operations                          (146)       (693)         (101)     (1,720)
Interest income, net                           154         133           334         302
                                          --------    --------      --------    --------
Income (loss) before provision
    for income taxes                             8        (560)          233      (1,418)
Provision for income taxes                    (180)         --          (165)         --
                                          --------    --------      --------    --------

Net income (loss)                         $    188    $   (560)     $    398    $ (1,418)
                                          ========    ========      ========    ========

Other comprehensive income:
   Unrealized gain on investments               11          --             5           8
                                          --------    --------      --------    --------

Net comprehensive income                  $    199    $   (560)     $    403    $ (1,410)
                                          ========    ========      ========    ========


Basic earnings per share:
  Net income (loss) per share             $    .05    $   (.17)     $    .12    $   (.45)
                                          ========    ========      ========    ========
  Shares used in per share
   computations                              3,435       3,212         3,345       3,176
                                          ========    ========      ========    ========

Dilutive earnings per share:
 Net income (loss) per share              $    .05    $   (.17)     $    .11    $   (.45)
                                          ========    ========      ========    ========
 Shares used in per share
  computations                               3,754       3,212         3,663       3,176
                                          ========    ========      ========    ========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                      March  31,  September 30,
                                                         2000        1999
                                                       --------    --------
ASSETS

Current assets
  Cash and cash equivalents                            $  7,843    $ 11,310
  (Includes restricted cash of $389
        on March 31, 2000,  $3,846 on Sept. 30, 1999)
  Short-term investments                                  5,965       3,360
  Accounts receivable
     Billed                                               1,360       2,434
     Unbilled                                             6,853       3,416
  Inventories                                             1,448       1,704
  Prepaid taxes                                             269       1,724
  Prepaid expenses                                          602         427
                                                       --------    --------
        Total current assets                             24,340      24,375
Property and equipment, net                               1,862       2,033
Other assets                                                324         321
                                                       --------    --------
        Total assets                                   $ 26,526    $ 26,729
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  2,781    $  1,830
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized             1,738       3,310
  Accrued liabilities                                     5,074       5,967
                                                       --------    --------
        Total current liabilities                         9,593      11,107
                                                       --------    --------

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued and outstanding 3,460 shares          12,450      11,780
  Retained earnings                                       4,520       4,176
  Accumulated other comprehensive loss                       (3)         (8)
  Treasury shares at cost; 10 and 76 shares as of
    March 31, 2000 and Sept. 30, 1999                       (34)       (326)
                                                       --------    --------
        Total stockholders' equity                       16,933      15,622
                                                       --------    --------
        Total liabilities and stockholders' equity     $ 26,526    $ 26,729
                                                       ========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED MARCH 31,
                                 (In thousands)
                                   (Unaudited)

                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss)                                      $    398    $ (1,418)
    Adjustments to reconcile net income to cash provided
      by (used in) operating activities:
       Depreciation                                             346         243

    Changes in assets and liabilities:
       Accounts receivable                                   (2,363)     (2,272)
       Inventories                                              256        (123)
       Prepaid taxes                                          1,455          28
       Prepaid expenses and other assets                       (178)       (193)
       Accounts payable                                         951       1,183
       Customer deposits/billing in excess of revenue        (1,572)       (151)
       Accrued liabilities                                     (892)        396
                                                           --------    --------
Cash used in operations                                      (1,599)     (2,307)
                                                           --------    --------

Cash flows from investing activities:
    Purchases of property and equipment                        (175)       (879)
    Purchases of short-term investments                      (9,942)     (5,112)
    Proceeds from sale of short-term investments              7,341       4,635
                                                           --------    --------
Cash used in investing activities                            (2,776)     (1,356)
                                                           --------    --------

Cash flows from financing activities:
    Stock options exercised                                     908           4
    Treasury stock purchases                                     --         (15)
                                                           --------    --------
Cash provided by (used in) financing activities                 908         (11)

Net decrease in cash and cash equivalents                    (3,467)     (3,674)
Cash and cash equivalents at beginning of period             11,310       8,782
                                                           --------    --------
Cash and cash equivalents at end of period                 $  7,843    $  5,108
                                                           ========    ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

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

The results of operations for the six months ended March 31, 2000, are not necessarily indicative of results to be expected for the entire year ending September 30, 2000.

NOTE 2.  Inventories

Inventories consist of the following (in thousands):

                                                                         March 31,          September 30,
                                                                           2000                 1999
                                                                          ------               ------
     Material and component parts                                         $1,058               $1,326
     Work in process                                                         390                  378
                                                                          ------               ------
                                                                          $1,448               $1,704
                                                                          ======               ======

NOTE 3.  Standby Letters of Credit

At March 31, 2000 there were outstanding standby letters of credit of approximately $2,316,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2001; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

NOTE 4.  Net Income per Share

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

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income (loss) per share calculation.

                                                Three Months Ended            Six Months Ended
                                                     March 31,                    March 31,
                                                     ---------                    ---------
                                                2000          1999           2000           1999
                                               -----          -----          -----          -----
Basic earnings per share weighted
  average shares outstanding                   3,435          3,212          3,345          3,176
Effect of dilutive securities options
  outstanding                                    319              0            318              0
                                               -----          -----          -----          -----
Denominator for diluted earnings
   per share - adjusted weighted
   average shares                              3,754          3,212          3,663          3,176


The common stock equivalent of 62,000 shares were excluded from the net loss share calculation for the three months ended and six months ended March 31, 1999, due to their antidilutive effect. As of March 31, 2000 and 1999, there were options outstanding to purchase 637,000 and 842,900 respectively, shares of the Company's common stock.

NOTE 5.  Accounting Pronouncements

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

                             TCI INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          Second Fiscal Quarter of 2000
                    Compared to Second Fiscal Quarter of 1999

Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially. The results of operations for the second three months in fiscal year 2000 are not necessarily indicative of future quarterly or annual performance expectations.

Total revenue for the second quarter of fiscal year 2000 was $7,208,000, an increase of 10% over revenue of $6,543,000 for the same period a year ago. Total revenue for the first six months of fiscal year 2000 was $14,325,000 compared to $11,318,000 a year ago, an increase of 27%. Total net income for the second quarter of fiscal year 2000 was $188,000 compared to a net loss of $560,000 in the prior year. Net income for the first six months of the fiscal year 2000 was $398,000 compared to a net loss of $1,418,000 a year ago. Increase in revenue for the first half of the current fiscal year reflects growth in both product groups as discussed in more detail below.

The Company has two distinct product groups, the Broadcast Products Group and the Signal Processing Products Group. The Company's product offerings are managed and directed by separate management teams. While the two businesses segments currently share facilities and certain manufacturing resources, the customers who routinely purchase these products are distinct.

Segment revenue and operating income for the two product groups were as follows (in thousands):

                                          Three Months Ended                Six Months Ended
                                               March 31,                         March 31,
                                               ---------                         ---------
                                        2000              1999              2000             1999
                                        -----             -----             -----            -----
Revenue
  Broadcast Products                    2,016             1,943             4,116             3,500
  Signal Processing Products            5,192             4,600            10,209             7,818

Operating income (loss)
  Broadcast Products                     (668)             (209)             (660)             (390)
  Signal Processing Products              522              (484)              559            (1,330)

                             TCI INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          Second Fiscal Quarter of 2000
                    Compared to Second Fiscal Quarter of 1999

Revenue for the Broadcast Products group in the second quarter ended March 31, 2000, increased 4% over revenue a year ago. The net loss for the current quarter was significantly higher than last year due to lower margins on contracts currently being executed by this segment. Fluctuations in revenue from one quarter to the next are inherent in the Company's business due to the project-oriented nature of the business. The Broadcast Products group also made an increased investment in research and development associated with the design efforts on the Digital TV products in the current quarter.

Revenue for the Signal Processing Products group for the second quarter ended March 31, 2000, increased 13% over revenue a year ago. Net income was $522,000 compared to a loss of $484,000 in the second quarter of fiscal year 1999. Orders received in the last quarter of fiscal year 1999 for Spectrum Management Systems contributed significantly to the increase in revenue and profitability for the current fiscal quarter. In comparison, fiscal year 1999 results were adversely affected by one major contract which is now complete.

Total gross margins for the Company expressed as a percentage of revenue for the current quarter increased from 29% to 32% when compared to the same period in fiscal year 1999. This increase is primarily due to improved execution of existing contracts. Gross margins this quarter were adversely affected by an increase of $453,000 for certain costs not reimbursed by one major overseas customer. Without this adjustment gross margins for the current quarter would have increased from 29% to 37% and would have resulted in an increased in income before taxes from $8,000 to $461,000.

Marketing, general and administrative expenses for the second quarter of fiscal year 2000 remained constant with those of fiscal 1999 and decreased as a percentage of revenue to 34% as compared to 40% a year ago.

The Company's total backlog as of March 31, 2000 was $22 million compared to $20 million as of March 31, 1999. The total funded portion of the Company's backlog, which excludes unfunded and unexercised options (on U.S. Government contracts) the Company believes are likely to be exercised, was $20 million and $18 million, respectively.

                             TCI INTERNATIONAL, INC.

                         LIQUIDITY AND CAPITAL RESOURCES

                  March 31, 2000 Compared to September 30, 1999

Consolidated cash, cash equivalents and marketable securities totaled $13,808,000 at March 31, 2000, compared to $14,670,000 at September 30, 1999.
The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 2000.

Cash used in operations for the first two quarters of fiscal year 2000 was $1.6 million compared to $2.3 million for the same quarters in fiscal 1999. Cash used in the first two quarters of fiscal year 2000 resulted primarily from the decrease in customer deposits and billing in excess of revenue of $1.6 million and an increase in accounts receivable of $2.4 million. Cash used in the first two quarters of fiscal year 1999 was primarily due to the net loss of $1.4 million and an increase in accounts receivable of $2.3 million. Cash used in investing activities in the first two quarters of fiscal year 2000 was $2.8 million compared to cash provided by investing activities of $1.4 million in fiscal year 1999.

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

At March 31, 2000, the Company has standby letters of credit outstanding of approximately $2,316,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.

                             TCI INTERNATIONAL, INC.

                                 YEAR 2000 ISSUE

The Year 2000 statements set forth below are designated as "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act.

We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll, or financial closings at the end of a month, quarter or year. We have not experienced any such problems to date and we believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if the Year 2000 or similar issues adversely affect our customers or suppliers. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

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

                             TCI INTERNATIONAL, INC.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      DERIVATIVES AND FINANCIAL INSTRUMENTS


FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. As of March 31, 2000, the Company had no hedging contracts outstanding.

The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may, as part of this process, determine at any time to change its hedging program.

No sensitivity analysis was performed on the Company's hedging portfolio as of March 31, 2000 as there were no hedging contracts outstanding as of March 31, 2000.

FIXED INCOME INVESTMENTS

The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of March 31, 2000.

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investment portfolio is 5.97%. As of March 31, 2000, there are no investments with maturities greater than 12 months.

                             TCI INTERNATIONAL, INC.

                            PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

     The following matters were acted upon at the Annual Meeting of Stockholders of TCI International, Inc. on February 8, 2000.

     a. Management's nominees for directors, as set forth in the TCI International, Inc. proxy statement dated January 8, 2000, and filed with the Commission, were all elected. Votes for the directors were as follows:

                      Asaph Hall            For               2,531,964
                                            Against              11,065

                      Edward M. Jones       For               2,531,963
                                            Against              11,066

                      Slobodan Tkalcevic    For               2,531,963
                                            Against              11,066

     Directors whose terms of office as a director continued after the meeting were Messrs. Donald C. Cox, C. Alan Peyser, John W. Ballard, III and John
     L. Anderson.

     b. A proposal to ratify the selection of KPMG LLP as independent public accountants for the fiscal year ending September 30, 2000 was approved. 2,540,279 votes were cast in favor, 550 votes were cast against, and 2,200 abstained.


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

                                            TCI INTERNATIONAL, INC.
                                            -----------------------
                                                 (Registrant)

                                            /s/ Mary Ann W. Alcon
                                         ----------------------------
                                               Mary Ann W. Alcon
                                            Chief Financial Officer
                                 (Duly authorized officer of the registrant and
                                  principal financial officer of the registrant)

        May 15, 2000
---------------------------
            Date