Form 10-Q
period 2000-06-30
TCI INTERNATIONAL INC
filed 2000-08-03
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                               --------------
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period N/A


Commission file number:                     0-10877


                             TCI INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     94-3026925
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

47300 KATO ROAD, FREMONT, CALIFORNIA                            94538-7334
(Address of principal executive offices)                       (Zip Code)

                                 (510) 687-6100
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

As of July 19, 2000, 3,459,510 shares of Common Stock were outstanding.

                             TCI INTERNATIONAL, INC.


                                              Table of Contents



PART I - FINANCIAL INFORMATION                                                PAGE
Item 1. Unaudited Condensed Consolidated Financial Statements

         Unaudited Condensed Consolidated Statements of Operations and
             Comprehensive Income                                                3
         Unaudited Condensed Consolidated Balance Sheets                         4
         Unaudited Condensed Consolidated Statements of Cash Flows               5
         Unaudited Notes to Condensed Consolidated Financial Statements        6-8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9-13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
          Derivatives and Financial Instruments                                 14


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                        15
Signatures                                                                      15

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                     June 30,                         June 30
                                                                200              1999             2000           1999
Revenues                                                     $  7,369          $  6,507        $  21,694      $  17,825
                                                             --------          --------        ---------      ---------
Operating costs and expenses:
  Cost of revenues                                              4,871             4,203           14,395         12,097
  Marketing, general and administrative                         2,356             2,405            7,258          7,549
                                                              -------          ---------       --------       --------
                                                                7,227             6,608           21,653         19,646
                                                              -------          --------           ------      ---------
Income (loss) from operations                                     142              (101)              41         (1,821)
Interest income, net                                              168               109              502            411
                                                              -------          --------        --------       --------
Income (loss) before provision                                    310                 8              543         (1,410)
    for income taxes
Provision for income taxes                                         11                 -             (152)             -
                                                             --------          --------        ---------      ---------

Net income (loss)                                            $    299          $      8        $     695      $ (1,410)
                                                             ========          ========        =========      =========

Other comprehensive income:
   Unrealized gain on investments                                  -                  -                5              8
                                                             --------          --------        ---------      ---------

Net comprehensive income (loss)                              $    299          $      8        $     700      $  (1,402)
                                                             ========          ========        =========      =========


Basic earnings per share:
  Net income (loss) per share                                $    .09         $       -        $     .21      $    (.44)
                                                             ========         =========        =========      =========
  Shares used in per share
   computations                                                 3,456             3,205            3,382          3,210
                                                             ========         =========        =========      =========

Dilutive earnings per share:
 Net income (loss) per share                                 $    .08        $        -         $    .20      $    (.44)
                                                             ========        ==========         ========      =========
 Shares used in per share
  computations                                                  3,694             3,256            3,554          3,210
                                                             ========        ===========        =========     =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                                   June 30,           September 30,
                                                                                     2000                 1999
                                                                                   --------             --------
ASSETS

Current assets
  Cash and cash equivalents                                                        $  3,630             $ 11,310
  (Includes restricted cash of $131 and $3,846
        on June 30, 2000,  and  Sept 30, 1999, respectively)
  Short-term investments                                                              6,167                3,360
  Accounts receivable, net
     Billed                                                                           1,846                2,434
     Unbilled                                                                         9,637                3,416
  Inventories                                                                         1,522                1,704
  Prepaid taxes                                                                         188                1,724
  Prepaid expenses                                                                      620                  427
                                                                                   --------             --------
        Total current assets                                                         23,610               24,375
Property and equipment, net                                                           1,764                2,033
Other assets                                                                            326                  321
                                                                                   --------             --------
        Total assets                                                               $ 25,700             $ 26,729
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $  2,089             $  1,830
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized                                         1,580                3,310
  Accrued liabilities                                                                 4,758                5,967
                                                                                   --------             --------
        Total current liabilities                                                     8,427               11,107
                                                                                   --------             --------

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000 shares; issued 3,468 and 3,281
    shares on June 30,2000, and Sept. 30, 1999, respectively                         12,491               11,780
  Retained earnings                                                                   4,818                4,176
  Accumulated other comprehensive loss                                                   (3)                  (8)
  Treasury shares at cost; 10 and 76 shares on
    June 30, 2000, and Sept 30, 1999, respectively                                      (33)                (326)
                                                                                   --------             --------
        Total stockholders' equity                                                   17,273               15,622
                                                                                   --------             --------
        Total liabilities and stockholders' equity                                 $ 25,700             $ 26,729
                                                                                   ========             ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             TCI INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           NINE MONTHS ENDED JUNE 30,
                                 (In thousands)
                                   (Unaudited)

                                                                     2000                         1999
                                                                  ----------                  ----------
Cash flows from operating activities:
    Net income (loss)                                                $  695                  $    (1,410)
    Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation                                                     495                          377

    Changes in assets and liabilities:
       Accounts receivable                                           (5,633)                      (2,891)
       Inventories                                                      182                         (624)
       Prepaid taxes                                                  1,536                           28
       Prepaid expenses and other assets                               (198)                         (70)
       Accounts payable                                                 259                          807
       Customer deposits/billing in excess of revenue                (1,730)                        (361)
       Accrued liabilities                                           (1,208)                         141
                                                                  ----------                   ---------
Net cash used in operating activities                                (5,602)                      (4,003)
                                                                  ----------                   ----------

Cash flows from investing activities:
    Purchases of property and equipment                                (226)                      (1,159)
    Purchases of short-term investments                             (14,754)                      (7,344)
    Proceeds from sale of short-term investments                     11,951                       10,835
                                                                  ---------                    ---------
Net cash provided by (used in) investing activities                  (3,029)                       2,332
                                                                  ----------                   ---------

Cash flows from financing activities:
    Stock options exercised                                             951                            5
    Treasury stock purchases                                             -                           (26)
v                                                                 ---------                    ---------
Net cash provided by (used in) financing activities                     951                          (21)

Net decrease in cash and cash equivalents                            (7,680)                      (1,692)
Cash and cash equivalents, at beginning of period                    11,310                        8,782
                                                                  ---------                    ---------
Cash and cash equivalents, at end of period                        $  3,630                     $  7,090
                                                                  =========                    =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             TCI INTERNATIONAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, filed with the Securities and Exchange Commission. Further, the accompanying financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the nine months ended June 30, 2000, are not necessarily indicative of results to be expected for the entire year ending September 30, 2000.

NOTE 2.  Inventories
Inventories consist of the following (in thousands):


                                                                         June 30,            September 30,
                                                                           2000                  1999
                                                                         -------             ------------
     Material and component parts                                           $817               $1,326
     Work in process                                                         705                  378
                                                                         -------               ------
                                                                          $1,522               $1,704
                                                                         =======               ======


NOTE 3.  Standby Letters of Credit
At June 30, 2000 there were outstanding standby letters of credit of approximately $3,044,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2001; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

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

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income (loss) per share calculation.


                                                                           Three Months Ended      Nine Months Ended
                                                                                 June 30,              June 30,
                                                                           ------------------      -----------------
                                                                           2000        1999        2000         1999
                                                                          --------  --------     -------     -------
Basic earnings per share weighted                                          3,456       3,205       3,382       3,210
  average shares outstanding
Effect of dilutive securities options
  outstanding                                                                238          51         172           0
                                                                          --------  --------     -------     -------
Denominator for diluted earnings
   per share - adjusted weighted
   average shares                                                          3,694       3,256       3,554       3,210


49,171 shares of common stock issuable upon exercise of options were excluded from the diluted earning per share calculation for the nine months ended June 30, 1999, due to their antidilutive effect. As of June 30, 2000 and 1999, there were options outstanding to purchase 629,666 and 841,900 respectively, shares of the Company's common stock.


NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement as amended will be effective for all annual and interim periods beginning after June 15, 2000, and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date of SAB No. 101. The Company must adopt SAB No. 101 no later than in the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB No. 101 to have a material impact on its financial position or results of operations.

                             TCI INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS
In March 2000, the FASB issued Interpretation No. 44, "accounting for Certain Transactions Involving Stock Compensation --- an Interpretation of APB No. 25" (FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

                             TCI INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          Third Fiscal Quarter of 2000
                    Compared to Third Fiscal Quarter of 1999


Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially. The results of operations for the third three months of fiscal year 2000 are not necessarily indicative of future quarterly or annual performance expectations.

Total revenue for the third quarter of fiscal year 2000 was $7,369,000, an increase of 13% over revenue of $6,507,000 for the same period a year ago. Total revenue for the first nine months of fiscal year 2000 was $21,694,000 compared to $17,825,000 a year ago, an increase of 22%. Total net income for the third quarter of fiscal year 2000 was $299,000 compared to a net income of $8,000 in the prior year. Net income for the first nine months of fiscal year 2000 was $695,000 compared to a net loss of $1,410,000 a year ago. The increase in revenue for the current fiscal year reflects growth in both product groups as discussed in more detail below.

The Company has two distinct product groups, the Broadcast Products Group and the Signal Processing Products Group. The Company's product offerings are managed and directed by separate management teams. While the two business segments currently share facilities and certain manufacturing resources, the customers who routinely purchase these products are distinct.

Segment revenue and operating income for the two product groups were as follows (in thousands):


                                              Three Months Ended                       Nine Months Ended
                                                   June 30,                                June 30,
                                            2000              1999                 2000               1999
                                            ----              ----                 ----               ----
Revenue
  Broadcast Products                        2,491             2,282               6,607                5,781
  Signal Processing Products                4,878             4,225              15,087               12,044

Operating income (loss)
  Broadcast Products                         (165)             (364)               (824)                (754)
  Signal Processing Products                  307               263                 865               (1,067)


                             TCI INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          Third Fiscal Quarter of 2000
                    Compared to Third Fiscal Quarter of 1999

Revenue for the Broadcast Products group in the third quarter ended June 30, 2000, increased 9% over revenue a year ago. The net loss for the current quarter was significantly less than last year due to improved gross margins and lower operating expenses. These lower operating expenses were a result of restructuring in the marketing department whereby a remote marketing office was closed earlier in the fiscal year and corresponding reductions in expense are now being realized.. Fluctuations in revenue from one quarter to the next are inherent in the Company's business due to the project-oriented nature of the business. The Broadcast Products group continued to make substantial investment in research and development associated with the design efforts on the Digital TV products in the current quarter.

Revenue for the Signal Processing Products group for the third quarter ended June 30, 2000, increased 15% over a year ago. Net operating income was $307,000 compared to $263,000 in the third quarter of fiscal year 1999, an increase of 17%. Orders received in the last quarter of fiscal year 1999 for Spectrum Management Systems contributed significantly to the increase in revenue and profitability for the current fiscal quarter.

Total gross margins for the Company expressed as a percentage of revenue for the current quarter were approximately the same when compared to the same period in fiscal year 1999. Gross margins were $2,498,000 in the current quarter compared to $2,304,000 for the same period in fiscal 1999. For the nine months ending June 30, 2000, gross margins expressed as a percentage of revenue were 34% compared to 32% for the nine months ending June 30, 1999.

Marketing, general and administrative expenses for the third quarter of fiscal year 2000 remained constant with those of fiscal 1999 and decreased as a percentage of revenue to 32% as compared to 37% a year ago. Marketing, general and administrative expenses for the nine months ending June 30, 2000, were $7,258,000 compared to $7,549,000 a year ago.

The Company's total backlog as of June 30, 2000 was $20,000,000 compared to $25,000,000 as of June 30, 1999. The total funded portion of the Company's backlog, which excludes unfunded and unexercised options (on U.S. Government contracts) the Company believes are likely to be exercised, was $20,000,000 and $15,000,000, respectively.

                             TCI INTERNATIONAL, INC.

                         LIQUIDITY AND CAPITAL RESOURCES

                  June 30, 2000 Compared to September 30, 1999

Consolidated cash, cash equivalents and short-term investments totaled $9,797,000 on June 30, 2000, compared to $14,670,000 on September 30, 1999. The
Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 2001.

Cash used in operations for the first three quarters of fiscal year 2000 was $5,206,000 compared to $4,003,000 for the same quarters in fiscal 1999. Cash used in the first three quarters of fiscal year 2000 resulted primarily from the increase in accounts receivables of $5,633,000 and the decrease in customer deposits and billing in excess of revenue of $1,730,000 and accrued liabilities of $1,208,000. The increase in accounts receivables was due to revenue recognition timing differences and varying payment milestones on large, long-term contracts. Cash used in the first three quarters of fiscal year 1999 was primarily due to the net loss of $1,410,000 and an increase in accounts receivable of $2,891,000. Cash used in investing activities in the first three quarters of fiscal year 2000 was $3,029,000 compared to cash provided by investing activities of $2,332,000 in fiscal year 1999.

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

At June 30, 2000, the Company has standby letters of credit outstanding of approximately $3,044,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.

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

                             TCI INTERNATIONAL, INC.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      DERIVATIVES AND FINANCIAL INSTRUMENTS


FOREIGN CURRENCY HEDGING INSTRUMENTS
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. As of June 30, 2000, the Company had no hedging contracts outstanding.

The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may, as part of this process, determine at any time to change its hedging program.

No sensitivity analysis was performed on the Company's hedging portfolio as of June 30, 2000, as there were no hedging contracts outstanding as of June 30, 2000.

FIXED INCOME INVESTMENTS
The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of June 30, 2000.

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investment portfolio is 6.2%. As of June 30, 2000, there are no investments with maturities greater than 12 months.

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

                                   TCI INTERNATIONAL, INC.
                                   ------------------------
                                      (Registrant)



                                      /s/ Mary Ann W. Alcon
                                   --------------------------------
                                      Mary Ann W. Alcon
                                   Chief Financial Officer
                             (Duly authorized officer of the registrant and principal financial officer of the registrant)


         Date:  August 3, 2000