Form 10-K405
period 2000-09-30
TCI INTERNATIONAL INC
filed 2000-12-28
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (Fee Required)
For the fiscal year ended SEPTEMBER 30, 2000
                                       OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period N/A

Commission file number 0-10877
                       -------

                             TCI INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     94-3026925
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                       47300 KATO ROAD, FREMONT, CA 94538
                                 (510) 687-6100
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
                 Title of each class                    Name of each exchange on
                 -------------------                        which registered
                                                            ----------------
                                      None
                           ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES   X           NO
   --------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of December 6, 2000, the aggregate market value of voting stock held by non-affiliates was $32,960,345.

As of December 6, 2000, the number of shares of common stock outstanding was 3,469,510.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1 - BUSINESS

GENERAL
Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially.

TCI International, Inc. is a holding company comprised of two product groups. The broadcast group offers broad-bandwidth antenna and transmission feeder solutions for the FM and TV broadcast markets, and high power short wave and MF broadcasting applications. The signal processing group provides direction finding, spectrum monitoring, and specialized communication receiver and transmitter products to both commercial and defense-oriented customers.

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

BROADCASTING PRODUCTS
The Company designs and manufactures antenna systems and accessory items that cover the frequency range of 0.5 to 870 MHz. Most of the Company's products are used for TV and AM broadcasting, although lower-power versions of its products in the 2 to 30 MHz range are used for high frequency (HF) communications by military and commercial organizations. The Company applies its proprietary electromagnetic and structural software to produce antenna systems with optimal radiation pattern shapes, bandwidth, power handling capability, and reduced loads on support towers. The Company's structural design expertise provides a competitive advantage in situations when antenna systems must be optimized or customized to meet a customer's unique structural requirements.

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

Digital television (DTV) broadcasting presents opportunities for the Company in both the domestic and foreign markets. Within the United States, the transition to DTV, mandated by the Federal Communications Commission in April 1997, requires all of the approximately 1600 domestic TV stations to install digital transmission facilities within the next two to six years. This represents a large potential market for the Company's antenna and transmission line products, particularly over the next several years as the pace of the DTV conversion process accelerates. One of the major problems in the conversion to DTV is the shortage of suitable tower space on which to install the new antennas. Many existing towers are already at their maximum capacity and cannot accept new antennas. New towers are difficult to build because of the lack of optimum locations and/or stringent environmental rules that prohibit or severely limit new construction.

To help solve these problems the Company invented and received a patent in November 2000 for a DTV ultra-high-frequency (UHF) transmitting antenna. The antenna is a broad-bandwidth slot antenna that can transmit on several channels simultaneously but imposes a relatively small load on the tower. In many situations, a broadcaster can replace an existing antenna with the Company's new product without having to strengthen the tower and yet be able to broadcast both analog and digital TV signals simultaneously. The Company's antenna also permits broadcasters to combine transmissions onto the antenna thus freeing up space on the tower that can be leased to other broadcasting or communication services. The Company has made several significant sales of the product and expects to make more such sales in the upcoming fiscal year.

In addition to this new antenna product, the Company has invented and applied for a patent for a broad-bandwidth coaxial transmission line that will permit the Company to supply the major elements of a DTV transmitting antenna system.

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

MF and HF broadcasting antennas are sold either directly to broadcasters or to transmitter manufacturers for integration into complete systems. Typical system orders range in price between $100,000 and $10,000,000. Although the market for HF and MF antenna systems has been declining since the end of the Cold War, there are occasional bursts of activity as both civilian and military organizations upgrade their high power transmission facilities.

The Company expects that with the advent of digital AM broadcasting in the future it will see a steady business in HF and MF broadcasting antennas. Digital broadcasting provides sound quality similar to that produced by compact discs, which is a great improvement over the sound presently provided. This improvement in quality is likely to result in increased construction of digital HF and MF broadcasting facilities, which will provide excellent radio coverage of large audience areas at relatively low cost. The Company is familiar with the advances in digital broadcasting because it is a founding member of the Digital Radio Mondiale (DRM) consortium that has developed and is promoting a world-wide standard for HF and MF digital broadcasting.

HF communication antennas are usually employed in civil and military shore-ship and land-air communications systems. HF communication has recently been applied to create inexpensive systems that track trucks and provide remote messaging over huge geographic areas without requiring access to cellular telephone or satellite communications networks. The Company's HF antennas are being used as the backbone of a major system that was launched in the United States and is expected to be launched in other countries. HF communications antennas typically sell in the $15,000 to $100,000 range, with large systems of such antennas often selling for $1 to $3 million. This past fiscal year the Company won a contract for a major HF communications antenna system in Australia and expects to win several substantial orders in Europe and the Middle East in the upcoming fiscal year.

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

Spectrum management systems can vary in complexity from a single site, single position station to a large scale multi-site network including 2 to 15 fixed sites plus a complementary set of mobile measurement vans. Typical systems range in price from $300,000 to $10,000,000.

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

The Company has introduced a revolutionary, full-featured digital VHF/UHF DF and COMINT hardware platform suitable for DF and specialized communications intelligence applications. The system architecture uses a high-speed analog-to-digital sampling technique to provide a high performance DF capability from 10 kHz to 3000 MHz. The unit is compact and has been packaged for portability. This product is especially useful for national security or intelligence customers interested in monitoring wireless communications within their own borders. The large instantaneous bandwidth of the system makes it ideal for monitoring signals with modern modulation features, such as those used in GSM and CDMA cellular telephone systems.

The sale prices of complete communications intelligence and DF systems range from approximately $100,000 to $10,000,000. Certain components of a system are often sold separately and are priced at considerably lower amounts.

Based on the technologies used in the SMS and DF systems, the Company has developed a low-cost, high performance HF receiver. This past fiscal year, the Company has sold a large quantity of these receivers to a company that provides truck communications and tracking services using HF. The Company expects to make additional sales of this product in the future.

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


          Net Revenues and Operating Income (Loss) by Business Segment
                                  In thousands

                                  Net Revenues

                                            2000         1999         1998
     Broadcast Products                 $ 10,256     $  8,860     $ 11,876
     Signal Processing Products         $ 20,328     $ 15,882     $ 13,350


                             Operating Income (Loss)

     Broadcast Products                 $ (1,216)    $   (157)    $   (471)
     Signal Processing Products         $  2,069     $ (1,626)    $ (3,947)


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

BROADCASTING PRODUCTS
Broadcast antenna systems are generally manufactured to order from standard parts. MF and HF antennas are made from cable, fittings, insulators, and fasteners. In the manufacturing process, fittings are attached to antenna wires by machinery that also measures, forms, and cuts the wires to close tolerances. FM and TV antennas do not use wire members and are fabricated from machined or extruded metal parts that are generally fabricated by specialized manufacturing firms. The Company assembles the antennas from these parts and then adjusts, tests, and ships the complete antennas.

SIGNAL PROCESSING PRODUCTS
Signal processing products are assembled from standard computers, radio frequency switches, receivers, and specialized signal measuring instruments manufactured to the Company's specifications either by the Company or by qualified subcontractors.

To a significant extent, the heart of such systems lies in the proprietary software that serves as the interface to the hardware provided by the Company. The Company therefore employs a group of experienced software engineers who design and code the key software on which the Company's signal processing products are based. After the proprietary software is incorporated into the system, it is thoroughly tested in a simulated operating environment prior to final delivery.

The Company's receivers, DF processors, and HF ionospheric sounders are generally assembled from standard components and other items produced to the Company's specifications, such as printed circuit boards, fabricated metal parts and special oscillator and filter assemblies. Many of the products contain microprocessors for which proprietary software is designed and tested by the Company's engineers and technicians. Certain custom communications systems involve the integration of other manufacturers' equipment with products produced by the Company.

UNITED STATES GOVERNMENT CONTRACTS AND REGULATIONS
Sales to the U.S. Government under prime and subcontracts accounted for 13%, 18%, and 31% of the Company's revenue in fiscal years 2000, 1999, and 1998, respectively. During the three year period ended September 30, 2000, all the Company's U.S. Government business was performed under fixed-price-type contracts (firm fixed-price and fixed-price incentive).

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

U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for convenience or for default of the contractor. The continuation of long-term U.S. Government contracts may be dependent upon the continuing availability of congressional appropriations. Due to the size of the Company's contracts with the United States Information Agency ("USIA") and other agencies, a U.S. Government contract termination may have a material negative affect on the operating results of the Company. See further discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

In the U.S. DTV antenna market, the Company's principal competitors are Dielectric Communications and Andrew Corporation. In foreign TV and DTV markets its principal competitors are Kathrein/SIRA, Rymsa, and RFS. These are all well-established companies with broad product lines

The Company's principal competitors in the high frequency (HF) communications antenna market are Andrew Corporation and Antenna Products Corporation. In HF and MF broadcast antennas market, the principal competitors are divisions of larger companies, including Thomcast and Continental Electronics, both of which also manufacture broadcasting transmitters. The size, international reputation, and vertically integrated operations of these companies give them an advantage over the Company, particularly in bidding on entirely new stations in Third World countries.

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

EMPLOYEES
As of September 30, 2000, the Company had 118 full-time employees. None of the employees are represented by a labor union, and the Company considers its employee relations to be good. The Company's success is dependent on its ability to retain highly skilled personnel.


ITEM 2 - PROPERTIES

                                       Floor Area (sq.ft.)            Lease
                                            Company                 Expiration
                                            Leased                     Date
                                            ------                     ----
Fremont, Ca.                                58,000                     2004

The Company believes that its office space for its corporate headquarters is suitable and adequate and will meet its needs for the near term. However, additional manufacturing facilities may be required to support the Company's growth in the future. The Company reasonably expects to secure any additional required manufacturing space under terms acceptable to the Company.

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

At present, there is no lawsuit, arbitration or other legal or administrative proceeding pending against TCI regarding this Teledyne/Spectra Physics matter, and it is possible that no further legal proceedings regarding this matter involving TCI will occur. The Company cannot estimate the cost if any, that will be required in the resolution of this matter.

The Company is from time to time involved in routine litigation or threatened litigation arising from the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's common stock is traded over-the-counter on the National Market System and quoted on the National Association of Securities Dealers Automated Quotation System (Nasdaq Symbol TCII). The following table sets forth the high and low intraday sales price as reported on the Over-the-Counter National Market System. These prices do not include retail markups, markdowns or commissions.

                                        Fiscal 2000               Fiscal 1999
                                        -----------               -----------
Quarter Ended                         High         Low          High          Low
-------------                         ----         ---          ----          ---
December 31                        $    9.75     $   3.00     $   3.25     $   1.38
March 31                               12.88         6.63         4.50         1.94
June 30                                 9.25         5.38         3.38         2.38
September 30                            9.63         6.25         4.25         2.63

As of September 30, 2000, there were 524 stockholders of record. The Company has not paid any cash dividends on its common stock since inception, and the Company presently intends to reinvest any earnings into the business.

ITEM 6 - SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements included elsewhere herein.

                                                                    Data for the Five Years Ended September 30,
                                                                     (In thousands, except per share amounts)
                                                           2000           1999          1998          1997         1996
                                                           ----           ----          ----          ----         ----
STATEMENT OF OPERATIONS DATA:
Revenue                                                 $30,584        $24,742       $25,226       $34,101      $32,695
Operating costs and expenses:
    Cost of revenue                                      19,744         16,502        18,172        28,650       21,856
    Marketing, general and administrative                 9,987         10,023        11,472        11,857       10,941
Income (loss) from operations                               853        (1,783)       (4,418)       (6,406)        (102)
Interest income                                             669            593           757         1,079        1,602
Income (loss) before provision (credit)
    for income taxes                                      1,522        (1,190)       (3,661)       (5,327)        1,500
Net income (loss)                                         1,607        (1,190)       (3,742)       (5,582)        1,056

Basic earnings per share:
Net income (loss) per share                                 .47         (0.37)        (1.17)        (1.75)          .33
Shares used in per share
    computations                                          3,402          3,208         3,207         3,194        3,158

Diluted earnings per share:
Net income (loss) per share                                 .44         (0.37)        (1.17)        (1.75)          .31
Shares used in per share
    computations                                          3,647          3,208         3,207         3,194        3,366

BALANCE SHEET DATA:
Working capital                                         $15,301        $13,268       $15,046       $18,500      $22,246
Total assets                                             29,641         26,729        25,231        29,866       39,192
Stockholders' equity                                     18,208         15,622        16,833        20,549       26,014

QUARTERLY FINANCIAL DATA FOR THE TWO YEARS ENDED SEPTEMBER 30, 2000
Since revenue is generally recognized on a percentage of completion basis, which is based upon total direct and indirect costs incurred, there are often fluctuations in the Company's quarterly results. These fluctuations can result from uneven flow of incoming material and revisions to cost estimates on long-term contracts.

                                                            (In thousands, except per share amounts)

                                                    Fourth            Third           Second           First
                                                    Quarter          Quarter          Quarter         Quarter
                                                    -------          -------          -------         -------
Fiscal 2000
-----------
Revenue                                             $8,890            $7,369           $7,208          $7,117
Gross profit                                         3,541             2,498            2,301           2,500
Net income (loss)                                      912               297              188             210
Net income (loss) per share                            .27               .09              .05             .06

Fiscal 1999
-----------
Revenue                                             $6,917            $6,507           $6,543          $4,775
Gross profit                                         2,512             2,304            1,892           1,532
Net income (loss)                                      220                 8            (560)           (858)
Net income (loss) per share                            .07                 0           (0.17)          (0.27)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this review, along with the Business Segment data shown on page 5, reflects the Company's operations.

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

RESEARCH AND DEVELOPMENT
During the last three years the Company has expended approximately $5,300,000 on internal research and development ("IR&D") efforts related to its product and market diversification efforts. All costs for such product development are presently funded internally and are expensed as incurred. In the past several years, IR&D efforts had been largely focused on developing the Company's new signal processing product line, which is the basis of the civilian and military spectrum monitoring systems the Company is currently selling. The Company's IR&D efforts not only produced equipment that operates at the leading edge, but also can be manufactured at relatively low cost. The bulk of the signal processing IR&D has now been completed, although the Company engages in ongoing sustaining engineering to keep its products at the forefront of performance and manufacturability. In order to support product development in the emerging and growing digital TV market, in this past fiscal year the Company has focused its IR&D efforts on its broadband DTV broadcasting product line. As a result of these efforts, two of the Company's senior engineers were awarded U.S. Patent No. 6,150,988 for a wideband DTV slot antenna, a product that solves many difficult problems faced by broadcasters in the world-wide conversion to digital TV. The Company's wideband DTV slot antennas are gaining wide acceptance in the marketplace.

BACKLOG
The Company's total backlog as of September 30, 2000, was approximately $26 million, compared to approximately $28 million as of September 30, 1999. The following table sets forth the total backlog, which includes the value of unexercised options (on U.S. Government contracts) which the Company believed were likely to be exercised, for the periods indicated (in thousands):

                                                As of September 30,
                                                -------------------
                                       2000             1999            1998
                                       ----             ----            ----
       Total Backlog                 $26,000          $28,000         $16,000
                                     =======          =======         =======

Of the $26 million backlog at 2000 fiscal year end, $17 million is expected to be recognized as revenue prior to September 30, 2001.

The Company continues to secure significant orders in its new market areas. These are digital TV products for the U.S. commercial broadcasting industry, signal collection systems used by foreign military organizations for intelligence or other national security operations, and test and measurement products used by telecommunications organizations for regulatory operations or system testing. All of these market segments are growing and present significant sales opportunities for the Company's new products.


RESULTS OF OPERATIONS
As an aid to understanding the Company's consolidated operating results, the following table indicates the percentage relationships of income and expense items for each of the last three fiscal years.

                                                                    Percentage of Revenue
                                                                  Years Ended September 30,
                                                                  -------------------------
                                                             2000           1999             1998
                                                             ----           ----             ----
Revenue                                                    100.0%         100.0%           100.0%
Operating costs and expenses:
    Cost of revenue                                         64.6%          66.7%            72.0%
    Marketing, general and administrative                   32.7%          40.5%            45.5%
Income (loss) from operations                                2.8%          (7.2)%          (17.5)%
Interest income                                              2.2%           2.4%             3.0%
Income (loss) before provision
    for income taxes                                         5.0%          (4.8)%          (14.5)%
Provision for income taxes                                  (0.3)%          0.0%             0.3%
Net income (loss)                                            5.3%          (4.8)%          (14.8)%

The approximate revenue attributable to contracts from both domestic and overseas customers is shown below (in thousands):

                                                             2000             1999            1998
                                                             ----             ----            ----
Domestic revenue                                          $ 7,820           $7,803          $8,855
Overseas revenue                                           22,764           16,939          16,371
                                                           ------           ------          ------
     Total                                                $30,584          $24,742         $25,226
                                                          =======          =======         =======

FISCAL 2000 COMPARED TO FISCAL 1999
Revenues for fiscal 2000 increased by 24%, from $24.7 million to $30.6 million when compared to fiscal 1999. Fiscal year 2000 benefited from the fact that a significant number of orders were booked towards the end of fiscal 1999 and thus were ready for execution in fiscal 2000. During the year the Company continued to improve contract management and execution as evidenced by its increased profitability. Fiscal 1999 revenues were negatively affected by an unplanned delay in obtaining system acceptance from one major customer. The Company obtained final system acceptance from the customer in January 2000 and received final payment in March 2000.

Revenues for the Broadcast Products segment increased from $8.9 million in fiscal 1999 to $10.3 million in fiscal 2000, an increase of 16%. This increase in revenues was due primarily to the timely receipt of new orders during the current fiscal year and a change in product mix favoring the introduction of the Company's new DTV antenna products. The net loss for this segment in fiscal 2000, however, increased from $.2 million to $1.2 million when compared to fiscal 1999. This was largely due to lower margins available from contracts executed in fiscal 2000 coupled with increased spending on internal research and development efforts associated with completion of the initial DTV products.

Revenues for the Signal Processing Products segment increased from $15.9 million in fiscal 1999 to $20.3 million in fiscal 2000, an increase of 28%. This increase in profitability is a result of realizing specific production and cost efficiencies that accompanied larger production quantities. In 1997, instead of continuing to rely on purchasing major components of its system from third parties, the Company decided to design and manufacture its own proprietary test and measurement equipment. This enabled the Company to manage costs more effectively and to exert more control over its delivery schedules. This investment in product development had a favorable impact on the operating income of the Signal Processing Products segment for fiscal 2000. Operating income for fiscal 2000 was $2.1 million compared to an operating loss of $1.6 million in fiscal 1999.

The cost of revenues in fiscal 2000 was $19.7 million compared to $16.5 million in fiscal 1999. Cost expressed as a percentage of revenue decreased from 67% in fiscal 1999 to 65% in fiscal 2000. The reasons for this decrease include favorable closure on one major contract and better overall contract execution in the Signal Processing Products segment.

As in fiscal 1999, marketing, general and administrative expenses declined when expressed as a percentage of revenue. These percentages decreased from 41% in fiscal 1999 to 33% in fiscal 2000, an 8% decrease. The Company successfully managed to maintain its marketing, general and administrative expenses at the same level as in fiscal 1999 even though revenues increased by 24% in fiscal 2000 compared to fiscal 1999.

Interest income increased by 13% or $76,000 in fiscal 2000 compared to fiscal 1999. This was due to a relatively higher cash and short-term investment balance in fiscal 2000 and higher interest rate earned on the Company's short-term investments.

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

Revenues for the Signal Processing Products segment increased 19% from $13.4 million in fiscal 1998 to $15.9 million in fiscal 1999. The net loss decreased by 59%, from $3.9 million in fiscal 1998 to $1.6 million in fiscal 1999. While still lagging management expectations, this improvement in profitability was made possible by a healthy mix of revenues coming from sales of its traditional communications intelligence products and more consistent performance on contracts for spectrum management equipment.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations in fiscal 2000 was $1.5 million compared of $2.3 million in fiscal 1999. Cash used in operations was $.7 million in fiscal 1998. In fiscal 2000, cash provided by operation mainly resulted from a net income of $1.6 million, a decrease in prepaid taxes of $1.5 million and an increase in accounts payable of $.9 million. The decrease in prepaid taxes of $1.5 million was attributable to the Company concluding one major overseas contract, specifically the Company was able to bill and collect these taxes from the customer. In fiscal 1999, cash provided by operations resulted primarily from an increase in customer deposits and billings on uncompleted contracts in excess of revenue recognized of $1.8 million, and an increase in accrued liabilities of $.7 million. In fiscal 1998, cash used in operations resulted primarily from a net loss of $3.7 million, a decrease in accounts payable of $1.9 million, and a prepayment of $1.5 million in sales tax (VAT) for importation of equipment under an overseas contract - offset by cash provided by a decrease in accounts receivables of $4.4 million.

Cash of $3.1 million was used in investing activities in fiscal 2000 compared to cash provided from investing activities of $.3 million in fiscal 1999. Cash used in investing activities for fiscal 1998 was $1.0 million.

As of September 30, 2000, the Company had approximately $16.4 million in cash and short-term investments an increase of $1.7 million from September 30. 1999. As of September 30, 2000, the Company had standby letters of credit outstanding totaling approximately $2.9 million. These standby letters of credit are collateralized by the Company's cash or short-term investments. See further discussion in Note 8 of the Notes to Consolidated Financial Statements. The Company currently believes that its cash and expected cash flow from operations will be sufficient to fund its operations through fiscal 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement as amended will be effective for all interim periods of fiscal years beginning after June 15, 2000, and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a number of contracts denominated in British pound sterling, a contract in New Taiwan dollar and a contract in Venezuelan bolivars. As of September 30, 2000, the Company had no hedging contracts outstanding.

The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

FIXED INCOME INVESTMENTS
The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of September 30, 2000.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investments portfolio is 6.3%. As of September 30, 2000, there are no investments with maturities greater than 12 months. The Company does not expect any material loss with respect to its investment portfolio.

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

10.6 Amendment No. 1 to the Company's Employee Stock Ownership Plan dated as of October 1, 1992. (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number 0-10877)

10.7 Plan Amendment to the Company's Employee Stock Ownership Plan dated as of January 1, 1994. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for fiscal year ended September 30, 1996; commission file number 0-10877)

10.8 TCI's 401(k) Plan. (Incorporated by reference to Exhibit 10.21 to TCI's Form 10-K for the fiscal year ended September 30, 1986; commission file number 0-10877)

10.9 Amendments la, 1b, and 2 to the TCI International, Inc. 401(k) Plan. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for fiscal year ended September 30, 1988; commission file number 0-10877)

10.10 Directors' Indemnification Agreements and Addendum's dated November 29, 1990. (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for fiscal year ended September 30, 1990; commission file number 0-10877)

10.11 Sublease between Technology for Communications International and Fairchild Technologies, dated May 1, 2000 (Incorporated by reference to
         Exhibit 10.11 to the Company's Form 10-K fiscal year ended September 30, 2000; commission file number 0-10877)

22       Schedule II - Valuation and Qualifying Accounts

23       List of Subsidiaries of TCI International, Inc.

24       Consent of KPMG LLP

27       Financial Data Schedule

                             TCI INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                       Reference
                                                                                                       ---------
Report of KPMG LLP                                                                                        F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets as of September 30,
         2000 and 1999                                                                                    F-3

         Consolidated Statements of Operations and Comprehensive Loss
         for the Three Years Ended September 30, 2000                                                     F-4

         Consolidated Statements of Stockholders' Equity for the
         Three Years Ended September 30, 2000                                                             F-5

         Consolidated Statements of Cash Flows for the Three Years
         Ended September 30, 2000                                                                         F-6

         Notes to Consolidated Financial Statements                                                       F-7

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
TCI International, Inc.:



We have audited the accompanying consolidated balance sheets of TCI International, Inc. (the Company) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI International, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP



Mountain View, California
November 10, 2000

TCI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
In thousands, except per share amounts
September 30,                                                              2000                   1999
------------------------------------------------------------- ------------------ ----------------------
ASSETS

Current assets:
     Cash and cash equivalents                                          $10,670                $11,310
     (Includes restricted cash of $3,846 at September 30,
     1999)
     Short-term investments                                               5,687                  3,360
     Accounts receivable:
         Billed, net of allowance of $183 and $209 at
         September 30, 2000 and 1999, respectively                        3,731                  2,434
         Unbilled                                                         4,115                  3,416
     Inventories, net                                                     1,924                  1,704
     Prepaid taxes                                                          188                  1,724
     Prepaid expenses                                                       419                    427
------------------------------------------------------------- ------------------ ----------------------
         Total current assets                                            26,734                 24,375
------------------------------------------------------------- ------------------ ----------------------
Property and equipment, net                                               2,138                  2,033
Other assets                                                                769                    321
------------------------------------------------------------- ------------------ ----------------------
Total assets                                                            $29,641                $26,729
------------------------------------------------------------- ------------------ ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $2,722                 $1,830
     Customer deposits and billings
        in excess of revenue recognized                                   3,380                  3,310
     Accrued liabilities                                                  5,331                  5,967
------------------------------------------------------------- ------------------ ----------------------
         Total current liabilities                                       11,433                 11,107
------------------------------------------------------------- ------------------ ----------------------
Commitments and contingencies
------------------------------------------------------------- ------------------ ----------------------
Stockholders' equity:
     Common stock:
         Authorized - 5,000 shares, $.01 par value
         Issued - 3,471 and 3,281 as of September 30,
           2000 and 1999, respectively                                   12,517                 11,780
         Shares held in treasury at cost - 10 and 76
           shares as of September 30, 2000 and 1999,                       (41)                  (326)
           respectively
     Retained earnings                                                    5,731                  4,176
     Accumulated other comprehensive income (loss)                            1                    (8)
------------------------------------------------------------- ------------------ ----------------------
         Total stockholders' equity                                      18,208                 15,622
------------------------------------------------------------- ------------------ ----------------------
Total liabilities and stockholders' equity                              $29,641                $26,729
------------------------------------------------------------- ------------------ ----------------------

See accompanying Notes to Consolidated Financial Statements.

TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

In thousands, except per share amounts
---------------------------------------------------------- ------------- ----------------- ----------------
Years ended September 30,                                          2000              1999             1998
---------------------------------------------------------- ------------- ----------------- ----------------
Revenue                                                         $30,584           $24,742          $25,226
---------------------------------------------------------- ------------- ----------------- ----------------
Operating costs and expenses:
  Cost of revenue                                                19,744            16,502           18,172
  Marketing, general and administrative                           9,987            10,023           11,472
---------------------------------------------------------- ------------- ----------------- ----------------
Total operating costs and expenses                               29,731            26,525           29,644
---------------------------------------------------------- ------------- ----------------- ----------------
Income (loss) from operations                                       853           (1,783)          (4,418)
Interest income                                                     669               593              757
---------------------------------------------------------- ------------- ----------------- ----------------
Income (loss) before provision
      for income taxes                                            1,522           (1,190)          (3,661)
Income tax (expense)/benefit                                         85                --             (81)
---------------------------------------------------------- ------------- ----------------- ----------------
Net income (loss)                                                $1,607          $(1,190)         $(3,742)
---------------------------------------------------------- ------------- ----------------- ----------------

Other comprehensive income (loss):
  Unrealized gain (loss) on investments                               9                --              (4)
---------------------------------------------------------- ------------- ----------------- ----------------
Net comprehensive income (loss)                                  $1,616          $(1,190)         $(3,746)
---------------------------------------------------------- ------------- ----------------- ----------------

Basic earnings per share:
Net income (loss) per share                                       $0.47           $(0.37)          $(1.17)
Shares used in per share computations                             3,402             3,208            3,207

Diluted earnings per share:
Net income (loss) per share                                       $0.44           $(0.37)          $(1.17)
Shares used in per share computations                             3,647             3,208            3,207
---------------------------------------------------------- ------------- ----------------- ----------------


See accompanying Notes to Consolidated Financial Statements

TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands
----------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated Other
                                                                                              Comprehensive
                                                  Common Stock    Treasury Stock         Retained   Income
                                             Shares     Amount   Shares      Amount      Earnings   (Loss)      Total
 ----------------------------------------- --------- ---------- -------- ----------- ------------- -------- ----------
 Balances at September 30, 1997               3,281    $11,780     (79)      $(351)        $9,124     $(4)    $20,549
 Stock options exercised                         --         --        9          40          (10)       --         30
 Other comprehensive loss                        --         --       --          --            --      (4)        (4)
 Net loss                                        --         --       --          --       (3,742)       --    (3,742)
 ----------------------------------------- --------- ---------- -------- ----------- ------------- -------- ----------
 Balances at September 30, 1998               3,281    $11,780     (70)      $(311)        $5,372     $(8)    $16,833
 Stock options exercised                         --         --        3          11           (6)       --          5
 Purchase of common stock for treasury           --         --      (9)        (26)            --       --       (26)
 Net loss                                        --         --       --          --       (1,190)       --    (1,190)
 ----------------------------------------- --------- ---------- -------- ----------- ------------- -------- ----------
 Balances at September 30, 1999               3,281    $11,780     (76)      $(326)        $4,176     $(8)    $15,622
 ----------------------------------------- --------- ---------- -------- ----------- ------------- -------- ----------
 Stock options exercised                        190        737       66         285          (52)       --        970
 Other comprehensive income                      --         --       --          --            --        9          9
 Net income                                      --         --       --          --         1,607       --      1,607
 ----------------------------------------- --------- ---------- -------- ----------- ------------- -------- ----------
 Balances at September 30, 2000               3,471    $12,517     (10)       $(41)        $5,731       $1    $18,208
 ----------------------------------------- --------- ---------- -------- ----------- ------------- -------- ----------

See accompanying Notes to Consolidated Financial Statements.

TCI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
In thousands
---------------------------------------------------------------------------------------------------------------
Year ended September 30,                                                  2000            1999            1998
---------------------------------------------------------------- -------------- --------------- ---------------
Cash flows from operating activities:
     Net income (loss)                                                  $1,607        $(1,190)        $(3,742)
     Reconciliation to cash provided by operations:
       Depreciation and amortization                                       657             543             501
       Changes in assets and liabilities:
       Accounts receivable                                             (1,996)            (26)           4,380
       Inventories                                                       (220)           (218)             632
       Prepaid taxes                                                     1,536             587         (1,526)
       Prepaid expenses and other assets                                 (440)           (147)               7
       Accounts payable                                                    892             210         (1,940)
       Customer deposits and billings
           in excess of revenue recognized                                  70           1,819             472
       Accrued liabilities                                               (636)             680             549
---------------------------------------------------------------- -------------- --------------- ---------------
Net cash provided by (used in) operations                                1,470           2,258           (667)
---------------------------------------------------------------- -------------- --------------- ---------------

Cash flows from investing activities:
     Purchases of property and equipment                                 (762)         (1,103)           (351)
     Purchases of short-term investments                              (20,227)        (10,304)         (7,675)
     Proceeds from maturity of short-term investments                   17,909          11,698           7,006
---------------------------------------------------------------- -------------- --------------- ---------------
Net cash provided by (used in) investing activities                    (3,080)             291         (1,020)
---------------------------------------------------------------- -------------- --------------- ---------------

Cash flows from financing activities:
     Stock options exercised                                               970               5              30
     Purchase of common stock for treasury                                  --            (26)              --
---------------------------------------------------------------- -------------- --------------- ---------------
Net cash provided by (used in) financing activities                        970            (21)              30
---------------------------------------------------------------- -------------- --------------- ---------------

Net increase (decrease) in cash and cash equivalents                     (640)           2,528         (1,657)
Cash and cash equivalents at beginning of year                          11,310           8,782          10,439
---------------------------------------------------------------- -------------- --------------- ---------------
Cash and cash equivalents at end of year                               $10,670         $11,310          $8,782
---------------------------------------------------------------- -------------- --------------- ---------------

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

FISCAL YEAR END - Although for presentation purposes, the Company has indicated its year end as September 30, its fiscal year actually ends on the Sunday nearest to September 30. The Company's fiscal year for 2000, 1999, and 1998 ended on October 1, October 3, and October 4, respectively.

CASH EQUIVALENTS - Cash equivalents consist of money market investments, government securities, and commercial paper purchased with maturity at the date of acquisition of less than 3 months ($9,580,000 as of September 30, 2000 and $7,281,000 as of September 30, 1999). The restricted cash represents the amount held as collateral for stand-by letters of credit at the end of the fiscal year.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of such investments. The Company's short-term investments are carried at fair value, based on quoted market prices for these or similar investments.

FOREIGN CURRENCY HEDGING INSTRUMENTS - The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions generally do not subject the Company to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged. However, the Company is exposed to credit related losses in the event of nonperformance by the counterparties in these contracts. These contracts normally have maturities of less than three months, and the amounts of unrealized gains and losses are immaterial.

REVENUE RECOGNITION - Revenue and costs under cost-reimbursable type contracts are recognized as costs are incurred and include applicable fees. Revenues from contracts calling for delivery of standard products are recognized as the product is shipped. Revenue and costs under certain long-term fixed-price contracts are recognized on the percentage-of-completion method, based on total direct and indirect production costs incurred. Amounts in excess of agreed upon contract price for customer-directed changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

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

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RESEARCH AND DEVELOPMENT EXPENSES - Marketing, general and administrative expenses include independent (not directly related to or funded by a customer contract) research and development costs of $1,222,000 in fiscal 2000, $1,717,000 in fiscal 1999, and $2,369,000 in fiscal 1998.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market and include material, labor, and overhead.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:

                                                         Years
----------------------------------- -----------------------------------------------
Machinery and equipment                                  3 - 10
Leasehold improvements              Shorter of estimated useful life or lease term
----------------------------------- -----------------------------------------------


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

STOCK OPTION PLAN - The Company accounts for its stock option plan in accordance with the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based employee compensation plan. The Company has elected to apply the intrinsic value based method of accounting and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock Based Compensation.

USE OF ESTIMATES - The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement as amended will be effective for all interim periods of fiscal years beginning after June 15, 2000, and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

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

2.  SHORT-TERM INVESTMENTS
The Company classifies its investments as "available-for-sale securities" and the carrying value of such securities has been adjusted to fair market value. The resulting change in fair market value is reported as a separate component of other comprehensive income or loss until realized. Realized gains or losses on available for-sale securities are determined on a specific identification basis.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at September 30, 2000 and September 30, 1999, were as follows:

In thousands
---------------------------------------------- --------------- --------------------- -----------------
                                                 Amortized       Gross Unrealized          Fair
                                                    Cost          Holding Losses          Value
---------------------------------------------- --------------- --------------------- -----------------
September 30, 2000
Short-term investments:
   Certificates of deposit                         $3,320               $--                  $3,320
Corporate bonds                                     2,366                 1                   2,367
---------------------------------------------- --------------- --------------------- -----------------
                                                   $5,686                $1                  $5,687
---------------------------------------------- --------------- --------------------- -----------------

September 30, 1999
Short-term investments:
   Certificates of deposit                         $3,292             $ (8)                  $3,284
Corporate bonds                                        76                --                      76
---------------------------------------------- --------------- --------------------- -----------------
                                                   $3,368              $(8)                  $3,360
---------------------------------------------- --------------- --------------------- -----------------

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

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES
Inventories consist of the following:

-----------------------------------------------------------------------------------------------
September 30,                                                           2000              1999
                                                                        ----              ----
                                                                           (In thousands)
-----------------------------------------------------------------------------------------------
Material and component parts                                          $1,632            $1,326
Work in process                                                          292               378
-----------------------------------------------------------------------------------------------
                                                                      $1,924            $1,704
-----------------------------------------------------------------------------------------------


5.  PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

-----------------------------------------------------------------------------------------------
September 30,                                                           2000              1999
                                                                        ----              ----
                                                                           (In thousands)
-----------------------------------------------------------------------------------------------
Machinery and equipment                                               $7,140            $8,321
Leasehold improvements                                                   384               331
-----------------------------------------------------------------------------------------------
                                                                       7,524             8,652
Accumulated depreciation and amortization                            (5,386)           (6,619)
-----------------------------------------------------------------------------------------------
                                                                      $2,138            $2,033
-----------------------------------------------------------------------------------------------

6.  EXPORT REVENUE AND REVENUE FROM MAJOR CUSTOMERS
Revenue was derived from sales to customers located in the following geographic areas:

-------------------------------------------------------------------------------------------------------
Year ended September 30,                              2000                   1999                 1998
                                                      ----                   ----                 ----
                                                                      (In thousands)
-------------------------------------------------------------------------------------------------------
United States                                      $ 7,820                $ 7,803              $ 8,855
Europe                                               3,430                  3,468                3,408
Middle East                                          1,313                  1,532                1,860
Africa                                               3,909                    921                1,027
Asia/Pacific Basin                                   3,421                  9,556                6,954
South America                                       10,683                  1,416                3,090
Other                                                    8                     46                   32
-------------------------------------------------------------------------------------------------------
                                                   $30,584                $24,742              $25,226
-------------------------------------------------------------------------------------------------------

Sales under U.S. Government prime and subcontracts accounted for 13%, 18%, and 31% of the Company's total revenue in 2000, 1999, and 1998, respectively, of which the U.S. Government prime contracts accounted for 12%, 17%, and 29%, respectively.

Two customers represented 27% and 13%, respectively, of total revenue for fiscal 2000 and 15% and 0% of total accounts receivable at September 30, 2000.

7.  ACCRUED LIABILITIES
Accrued liabilities consist of the following:

---------------------------------------------------------------------------------------------------------
September 30,                                                               2000                    1999
                                                                            ----                    ----
                                                                                  (In thousands)
---------------------------------------------------------------------------------------------------------
Accrued contract costs                                                    $1,235                  $2,261
Accrued commission                                                         1,056                     652
Compensation and employee benefit plans                                    1,538                   1,365
Accrued vacation                                                             801                     781
Other                                                                        701                     908
---------------------------------------------------------------------------------------------------------
                                                                          $5,331                  $5,967
---------------------------------------------------------------------------------------------------------

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  BANK CREDIT AGREEMENTS
The Company has a bank credit agreement that provides a fully secured credit facility for the issuance of stand-by letter of credits up to $7,000,000. This credit facility is secured by the Company's cash or short-term investment portfolio. As of September 30, 2000, $4,084,000 of this credit line was available for issuance of stand-by letters of credit.

At September 30, 2000, there were outstanding stand-by letters of credit of approximately $2,916,000 held as bid, performance and payment bonds. The stand-by letters of credit expire at various dates through the year 2002; however, certain performance bonds are automatically renewable until canceled by the beneficiary.

Short term investments totaling $2,916,000 are held by banks as collateral for outstanding stand-by letters of credit at September 30, 2000.

9.  STOCKHOLDERS' EQUITY
a.  NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share has been computed using the weighted-average number of common shares outstanding in each year. Diluted net income (loss) per share reflects the potential dilution that could occur if dilutive securities were exercised into common shares. There were options outstanding to purchase 656,000, 827,400, and 681,200, shares of the Company's common stock with a weighted-average exercise price of $4.83, $4.41, and $5.49, as of September 30, 2000, 1999 and 1998, respectively, were excluded from diluted earnings per share but which could potentially dilute basic earnings per share in the future.

A reconciliation of the earnings and shares used in the computation for basic and diluted earnings per share follows:

-----------------------------------------------------------------------------------------------------------------
Year ended September 30,                                        2000                   1999                 1998
                                                                ----                   ----                 ----
                                                            (In thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------
Net income (loss) used for basic
  and diluted earnings per share                              $1,607               $(1,190)             $(3,742)
-----------------------------------------------------------------------------------------------------------------
Number of shares:
Weighted average common shares
   outstanding used for basic
   earnings per share                                          3,402                  3,208                3,207

Effect of dilutive stock options                                 245                      -                    -

Weighted average common shares
   outstanding used for diluted earnings
   per share                                                   3,647                  3,208                3,207
-----------------------------------------------------------------------------------------------------------------

b.  EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Plan (the Plan) covering all employees of the Company. The Plan provides for voluntary salary reduction contributions of up to 15% of eligible participants' annual compensation. In fiscal 1998 and 1997, the Company made matching contributions of up to 2% of participants' annual compensation; in fiscal 1999 the Company increased its matching contributions to up to 5% of eligible participants' annual compensation. The Company's contributions to the Plan were approximately $320,000 for fiscal 2000, $360,000 for fiscal 1999, and $140,000 for fiscal 1998.

Historically, the Company made contributions to the Employee Stock Ownership Plans (ESOP) subject to the approval of the Board of Directors. In fiscal 1999, the Company elected to freeze the Employee Stock Ownership Plan. Thus, the Company does not plan to make any contributions to the plan in the future. As of September 30, 2000, the ESOP owns 194,094 of the Company's outstanding shares.

The Company also has a Profit Sharing Plan and has accrued a contribution to the plan of approximately $170,000 for fiscal 2000.
TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock option activity during the period indicated is as follows:

-----------------------------------------------------------------------------------------------------
                                                      Number                   Weighted Average
                                                     of shares                  Exercise Price
-----------------------------------------------------------------------------------------------------
Options outstanding at Sept 30, 1997                  713,600                       $5.75
       Granted                                         27,000                        4.56
       Exercised                                      (8,900)                        3.38
       Canceled                                      (50,500)                        9.00
-----------------------------------------------------------------------------------------------------
Options outstanding at Sept 30, 1998                  681,200                       $5.49
-----------------------------------------------------------------------------------------------------
     Granted                                          234,000                        2.25
     Exercised                                        (2,500)                        2.25
     Canceled                                        (85,300)                        7.13
-----------------------------------------------------------------------------------------------------
Options outstanding at Sept 30, 1999                  827,400                       $4.41
-----------------------------------------------------------------------------------------------------
     Granted                                          163,000                        5.82
     Exercised                                      (256,901)                        3.78
     Canceled                                        (77,499)                        5.91
-----------------------------------------------------------------------------------------------------
Options outstanding at Sept 30, 2000                  656,000                       $4.83
-----------------------------------------------------------------------------------------------------

At September 30, 2000, there were 21,534 shares available for future grant under the 1981 Plan. The per share weighted-average fair value of stock options granted during fiscal 2000 and 1999 was $ 2.61and $.78, respectively, on the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

        -------------------------------------------------------------------------------------
                                                                 2000                   1999
        -------------------------------------------------------------------------------------
        Weighted-average risk free
          Interest rate                                         5.34%                  5.00%
        Dividend yield                                             0%                     0%
        Volatility factor                                        .493                   .351
        Weighted average expected
          Life of an option                                   4 years                4 years
        -------------------------------------------------------------------------------------

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the intrinsic value method to account for its 1981 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income
(loss) and net income (loss) per share would have increased to the pro forma amounts indicated below:

----------------------------------------------------------------------------------------------------------------------
                                                                   2000                   1999                   1998
----------------------------------------------------------------------------------------------------------------------
Net income (loss)
     (in thousands)
                                 As reported                     $1,607               $(1,190)               $(3,742)
                                 Pro forma                        1,479                (1,318)                (3,863)

Net income (loss) per share:
  Basic net income (loss) per    As reported                       $.47                $(0.37)                $(1.17)
     share                       Pro forma                         $.43                 (0.41)                 (1.21)

Diluted net income (loss)        As reported                       $.44                $(0.37)                $(1.17)
    per share                    Pro forma                         $.41                 (0.41)                 (1.21)
----------------------------------------------------------------------------------------------------------------------

At September 30, 2000, the range of exercise price and weight-average remaining contractual life of outstanding options was as follows:

----------------------------------------------------------------------------------------------------------------------
                                      Option Outstanding                                 Option Exercisable
----------------------------------------------------------------------------------------------------------------------
Range of                               Weighted Average                                                 Weighted
Exercise                Number             Remaining         Weighted Average                            Average
Price                Outstanding       Contractual Life       Exercise Price          Number         Exercise Price
----------------------------------------------------------------------------------------------------------------------
 $2.13                   185,000          5.38 years               $2.13              60,007             $2.13
  3.44 - 3.75             21,500          6.01 years                3.47               3,167              3.50
  4.12 - 4.50            196,500          3.50 years                4.27             127,000              4.28
  5.00 - 5.63             12,000          6.63 years                5.53              11,000              5.57
  6.00 - 6.75            135,500          5.97 years                6.61             110,500              6.75
  7.63                    30,000          4.92 years                7.63              30,000              7.63
  8.38 - 8.75             34,000          5.15 years                8.50              11,000              8.75
  9.13 - 9.50             41,500          4.51 years                9.27              15,500              9.50
----------------------------------------------------------------------------------------------------------------------
                         656,000          4.89 years               $4.83             368,174             $5.33
----------------------------------------------------------------------------------------------------------------------

At September 30, 2000 and 1999, the number of options exercisable was 368,174 and 546,400, respectively, and the weighted-average exercise price of those options was $5.33 and $5.28, respectively.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES
The Company leases certain of its facilities and equipment under operating leases which expire at various dates through fiscal 2005 and require the following future minimum payments:

------------------------------------------------------------------------------------------
Year ending September 30, 2000
 (in thousands)                                                               Amounts
------------------------------------------------------------------------------------------
2001                                                                             $543
2002                                                                             $558
2003                                                                             $575
2004                                                                             $577
Beyond                                                                            $97

Rental expense was $544,000, $463,000, and $545,000 in fiscal 2000, 1999, and
1998, respectively.

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

At present, there is no lawsuit, arbitration or other legal or administrative proceeding pending against TCI regarding this Teledyne/Spectra Physics matter, and it is possible that no further legal proceedings regarding this matter involving TCI will occur. The Company cannot estimate the costs, if any, that will be required in the resolution of this matter.

The Company is from time to time involved in routine litigation or threatened litigation arising from the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES
The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $7,570,013, $2,628,952, respectively, which expire through 2014 and 2004, respectively.

The provision for income taxes, all current, for the years ended September 30, 2000, 1999, and 1998, consist of the following:

----------------------------------------------------------------------------------------------------
Years ended September 30,                                  2000              1999              1998
                                                           ----              ----              ----
                                                                          (In thousands)
----------------------------------------------------------------------------------------------------
    Federal                                                 $89               $--               $--
    State                                                     5                --                 5
    Foreign                                               (179)                                  76
----------------------------------------------------------------------------------------------------
Total                                                      (85)                --                81
----------------------------------------------------------------------------------------------------

The effective tax rate differed from the statutory federal income tax rate due to the following:

----------------------------------------------------------------------------------------------------
Year ended September 30,                                   2000              1999              1998
----------------------------------------------------------------------------------------------------
Statutory federal rate                                      35%             (35%)             (35%)
State taxes, net of federal benefit                          --                 1                --
Alternative minimum tax                                       1                --                --
Foreign tax expense (benefit)                              (12)                --                 2
Changes in valuation allowance                             (43)                34                35
Foreign dividend                                             10                --                --
Other                                                         3                --                --
----------------------------------------------------------------------------------------------------
Effective income tax rate                                  (6%)                0%                2%
----------------------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred taxes are as follows:

----------------------------------------------------------------------------------------------------
Year ended September 30,                                          2000                      1999
                                                                          (In thousands)
----------------------------------------------------------------------------------------------------
Deferred tax assets:
       Net operating loss carryforward                           2,808                    $2,681
       Long-term contracts                                         570                       737
       Accruals not currently deductible                         1,367                     2,221
       Difference in tax basis of property and
          equipment                                                 --                       150
----------------------------------------------------------------------------------------------------
Gross deferred tax assets                                       $4,745                    $5,789
----------------------------------------------------------------------------------------------------
Deferred tax liabilities:
       Difference in tax basis of property                       (795)                        --
          and equipment
       State taxes                                               (102)                        --
----------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                   (897)                        --
----------------------------------------------------------------------------------------------------

Valuation allowance                                              3,848                    $5,789
----------------------------------------------------------------------------------------------------

Net deferred taxes                                                  $0                        $0
----------------------------------------------------------------------------------------------------

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of consistent earnings history for the Company. The net change in the total valuation allowance for the years ended September 30, 2000 and September 30, 1999 was decrease of $1,941,000 and an increase of $898,000, respectively.

Cash payments for income taxes were $55,744 in 2000 and $0 in 1999.

TCI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's Signal Processing Products segment offers spectrum management, direction finding, signal collection, and specialized communications equipment that are sold primarily to domestic and foreign military and intelligence markets. Typically, Signal Processing products consist of receivers and transmitters, DSP-based direction finding processors, and specialized application software.

Selected information by operating segments is summarized below (in thousands):

                                                  2000             1999              1998
                                                  ----             ----              ----
        Net Revenues
             Broadcast Products                 $10,256           $  8,860         $11,876
             Signal Processing Products          20,328             15,882          13,350
                                                --------          --------         --------
                                                $30,584           $ 24,742         $25,226

        Operating Income (Loss)
             Broadcast Products                 $(1,216)          $   (157)        $  (471)
             Signal Processing Products            2,069            (1,626)         (3,947)
                                                --------          ---------        --------
                                                $    853          $ (1,783)        $(4,418)


        Identifiable assets:
             Broadcast Products                 $  5,717          $  3,981         $ 5,106
             Signal Processing Products            6,392             3,781           2,672
             Unallocated Assets                   17,532            18,967          17,453
                                                --------          ---------        --------
                                                $ 29,641          $ 26,729         $25,231

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCI International, Inc.

Date:            December 29, 2000          By: /s/   MARY ANN ALCON
          ----------------------------                --------------
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

   SIGNATURE                               TITLE                                DATE
   /s/ John W. Ballard, III                President and Director                   December 29, 2000
-----------------------------              (Principal Executive Officer)        ---------------------
   (John W. Ballard)

   /s/ E.M.T. Jones                        Director                                 December 29, 2000
-----------------------------                                                   ---------------------
   (E.M.T. Jones)

   /s/ John L. Anderson                    Director                                 December 29, 2000
-----------------------------                                                   ---------------------
  (John L. Anderson)

   /s/ Asaph H. Hall                       Director                                 December 29, 2000
-----------------------------                                                   ---------------------
   (Asaph H. Hall)

   /s/ Alan C. Peyser                      Director                                 December 29, 2000
-----------------------------                                                   ---------------------
  (Alan C. Peyser)

   /s/ Donald C. Cox                       Director                                 December 29, 2000
-----------------------------                                                   ---------------------
  (Donald C. Cox)

   /s/ Slobodan Tkalcevic                  Director                                 December 29, 2000
-----------------------------                                                   ---------------------
  (Slobodan Tkalcevic)

                             TCI INTERNATIONAL, INC.



                                  EXHIBIT INDEX



Number              Exhibit
--------------------------------------------------------------------------------

10.11 Sublease between Technology for Communications International and Fairchild Technologies, dated May 1, 2000

22                  Schedule II - Valuation and Qualifying Accounts

23                  List of Subsidiaries of TCI International, Inc.

24                  Consent of KPMG LLP

27                  Financial Data Schedule