Form 10-K/A
period 2000-09-30
TCI INTERNATIONAL INC
filed 2001-01-29
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended SEPTEMBER 30, 2000

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period N/A

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

                                      NONE
                       -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                       -----------------------------------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES X    NO
   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of January 19, 2001, the aggregate market value of voting stock held by non-affiliates was $35,218,233.

As of January 19, 2001, the number of shares of common stock outstanding was 3,478,344.

         TCI International, Inc. (the "Company") hereby amends Part III and Item 14 of Part IV of its annual report on Form 10-K for the fiscal year ended September 30, 2000, to read in their entirety as follows:


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

                                                                                                 Class and Year
                                                                                     Director    in which Term
Name                       Principal Occupation                                        Since      Will Expire     Age
----                       --------------------                                        -----      -----------     ---
John L. Anderson           President of Celerity Systems, Inc.                         1998     Class III; 2002   48

John W. Ballard, III       President and CEO of TCI International, Inc.                1996     Class III; 2002   42

Donald C. Cox              Professor, Electrical Engineering, Stanford University      1995     Class II;  2001   61

Asaph H. Hall              Retired                                                     1992      Class I; 2003    67

E. M. T. Jones             Chairman of the Board of TCI International, Inc.            1987      Class I; 2003    76

C. Alan Peyser             Consultant                                                  1995     Class II;  2001   67

Slobodan Tkalcevic         Vice President of Advanced Development of TCI               1996      Class I; 2003    47
                           International, Inc.

     John L. Anderson is the President of Celerity Systems, Inc. He founded Celerity Systems, Inc. in 1994 and is responsible for product definition and development. From 1981 to 1994, he was Chief Engineer of New Products Group at TRW/ESL in Sunnyvale. Mr. Anderson is a member of the Compensation Committee.

     John W. Ballard III joined the Company in 1988 serving in numerous capacities in the Engineering and Administration Departments of the Information System Division. In 1990, he was appointed Deputy General Manager and later was appointed Vice President and General Manager of the Information System Division. In 1992, he was appointed President of BR Communications. In 1993, he was appointed Chief Financial Officer, Chief Operating Officer, and Vice President and General Manager of the Company. On October 3, 1998, he was appointed President and CEO of the Company.

     Donald C. Cox, a professor of Electrical Engineering at Stanford University, has held the Harold Trap Friis Professor of Engineering chair since 1993 and is the Director of Stanford's Center for Communications. From 1991 to 1993, he was Executive Director of Radio Research Department, Bellcore. Dr. Cox is a member of the Compensation Committee and the Audit Committee.

     Asaph H. Hall, from 1991 to 1994, was Corporate Vice President-Information Systems and Administrative Services at General Dynamics, and from 1984 to 1991 was General Manager of General Dynamics Data Systems Division. Mr. Hall has held various other positions at General Dynamics since 1977. He serves on the Compensation Committee and Audit Committee.

     E.M.T. Jones, a founder of TCI, has been Chairman of the Board of the Company since 1990. From 1985 to 1990, Dr. Jones served as Vice President, Development of TCI. From 1974 to 1985 he was Executive Vice President of TCI. From 1968 to 1974 Dr. Jones served as Vice President, Engineering of TCI. He has been a Director of TCI since 1968 and of the Company since 1987.

     C. Alan Peyser was the President and CEO of Cable and Wireless, Inc. from 1993 to 1997. He was the President of Cable and Wireless, Inc. from 1980 to 1993. Mr. Peyser also serves as a Director of Network Imaging, CWI and Spaceworks. Mr. Peyser is a member of the Audit Committee.

         Dr. Slobodan Tkalcevic joined the Company in 1978. He was named Senior System Engineer in 1986, became Technical Advisor to General Manager in 1990, and has served as the Company's Vice President for Advanced Development since 1993.


BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of four meetings during the fiscal year ended September 30, 2000. Each Director attended (during the period that he served) at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which he served.

     The Company has an Audit Committee and a Compensation Committee of the Board of Directors. There is no nominating committee or committee performing the functions of a nominating committee.

     The Audit Committee meets with the Company's financial management and its independent public accountants and reviews internal control conditions, audit plans and results, and financial reporting procedures. This Committee, which currently consists of Messrs. Cox, Hall and Peyser, held five meetings during the Company's last fiscal year.

     The Compensation Committee reviews and approves the Company's compensation arrangements for key employees. This Committee, which currently consists of Messrs. Cox, Anderson and Hall, held two meeting during the Company's last fiscal year.

     The Compensation Committee also has responsibility for administering the Company's 1981 Stock Option Plan with respect to all individuals in the Company's employ or service, other than the Company's executive officers. The Board of Directors has responsibility for administering the 1981 Stock Option Plan with respect to the Company's executive officers.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for 2000 fiscal year transactions and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 2000 fiscal year, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company for the years ended September 30, 2000, 1999 and 1998 to the Chief Executive Officer, and the four other executive officers of the Company whose salary and bonus for the fiscal year ended September 30, 2000 exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                            Long Term
                                                                          Compensation
                                            Annual Compensation          ----------------
                                            -------------------            Securities
                                       Fiscal                              Underlying            All Other
Name and Principal Position            Year      Salary(1)    Bonus      Options/SARs (#)     Compensation (2)
---------------------------            ----      ---------    -----      ----------------     ----------------
John W. Ballard III,
     President and Chief Executive     2000      $195,106    $40,000         20,000              $11,684
     Officer of the Company            1999       174,571     10,000         35,000                8,102
                                       1998       148,092      ---            ---                  7,044

Slobodan Tkalcevic
    Vice President of Advanced         2000       165,054     35,000         10,000               11,684 (5)
     Development of the Company        1999       144,169     25,000         35,000                8,012 (3)
                                       1998       144,105     10,000          ---                  7,589

Mary Ann W. Alcon                      2000       125,383     10,500          5,000               10,398 (6)
    Chief Financial Officer            1999       112,108     17,000         10,000                5,929
 .                                      1998       105,297      5,000          ---                  5,109

Mansour  Moussavian                    2000       135,583     16,375          7,500               10,997 (7)
    General Manager of the             1999       127,708     15,000         20,000                6,722 (4)
    Broadcast & Communications         1998       127,375      5,000          ---                  6,269
    Division

Gordon Sinclair                        2000       138,389     16,375         31,000               10,948 (8)
    VP of Antenna/Structural           1999       117,932     18,000         10,000                6,134
    Engineering                        1998       117,845      3,000          ---                  5,886

------------------------------


(1) Salary amounts include amounts deferred under the Company's 401(k) Plan and Executive Deferred Compensation Plan.

(2) Represents the Company's contribution under the Company's ESOP and 401(k) Plan as follows:

                                                   Section 401(k)                    Employee Stock
                                               Plan/Profit Sharing Plan             Ownership Plans
                                               ------------------------             ---------------
                                                 2000     1999      1998         2000    1999     1998
                                                 ----     ----      ----         ----    ----     ----
                 John W. Ballard III           11,684    8,000     6,778          ---     102      266

                 Slobodan Tkalcevic            11,684    7,908     7,323          ---     104      266

                 Mary Ann W. Alcon             10,398    5,855     4,934          ---      74      175





                 Mansour  Moussavian           10,997    6,635     6,059          ---      87      210

                 Gordon Sinclair               10,948    6,088     5,852          ---      46       34


(3) Does not include the Company contribution to the Executive Deferred Compensation Plan of $10,000, which will vest if employed by the Company at age 55.

(4) Does not include the Company contribution to the Executive Deferred Compensation Plan of $5,000, which will vest if the earnings before interest, taxes, depreciation and amortization is more than $1 million in any one year in the next three years for the Broadcast & Communications Division.

(5) Does not include the Company contribution to the Executive Deferred Compensation Plan of $10,000, which will vest if employed by the Company at age 50.

(6) Does not include the Company contribution to the Executive Deferred Compensation Plan of $5,000, which will vest upon completion of the Oracle ERP implementation.

(7) Does not include the Company contribution to the Executive Deferred Compensation Plan of $7,500, which will vest upon booking of at least $6M in domestic DTV product orders for fiscal year 2000.

(8) Does not include the Company contribution to the Executive Deferred Compensation Plan of $7,500, which will vest upon completing the development of the initial 888 Slot Antenna by NAB 2000.

STOCK OPTIONS

     The following table sets forth certain information concerning stock options granted in fiscal 2000 under the Company's 1981 Stock Option Plan to the Named Officers. All five Named Officers received option grants in fiscal year 2000, and no stock appreciation rights ("SARs") were granted during such fiscal year to any Named Officer. The table also lists potential realizable values of such options on the basis of assumed annual compounded stock appreciation rates of 5% and 10% over the life of the options.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable Value at
                                                 Percent of                             Assumed Annual Rates of Stock
                               Number of       Total Options                                  Price Appreciation
                              Securities         Granted to    Exercise                       for Option Term (3)
                           Underlying Stock     Employees in   Price Per   Expiration         -------------------
 Name                     Options Granted (1)   Fiscal 1999     Share(2)      Date               5%         10%
 ----                     -------------------   -----------     --------      ----               --         ---
John W. Ballard, III            10,000               6%          $4.25      11/30/06         $17,302    $  40,320
                                10,000               6%          $9.13       8/1/07          $37,148    $  86,570

Slobodan Tkalcevic              10,000               6%          $4.25      11/30/06         $17,302    $  40,320

Mary Ann Alcon                   5,000               3%          $4.25      11/30/06         $ 8,651    $  20,160

Mansour Moussavian               7,500               5%          $4.25      11/30/06         $12,976    $  30,240

Gordon Sinclair                  6,000               4%          $4.25      11/30/06         $10,381    $  24,192
                                25,000              15%          $6.00       5/9/07          $61,065    $ 142,308

-------------------

(1) The options were granted under the Company's 1981 Stock Option Plan with an exercise price equal to 100% of the fair market value of the option shares on the December 16, 1998 grant date. The options have a maximum term of 7 years measured from such grant date, subject to earlier termination upon the optionee's cessation of employment with the Company. The options will become exercisable for the option shares in three equal and successive annual installments upon the optionee's continued period of employment with the Company measured from the grant date. The options will become immediately exercisable for all the option shares upon acquisition of substantially all the Company's outstanding stock or assets, unless the options are assumed by the acquiring entity.

(2) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state tax liability incurred in connection with the exercise. The Plan Administrator also has the authority to reprice outstanding options if the fair market value falls below the exercise price through the cancellation of those options and the grant of replacement options with a exercise price equal to the lower fair market value of the option shares on the regrant date.

(3) The potential realizable value is reported net of the option price, but before any income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation at 5% and 10% only from the date of grant to the expiration of the option. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the exercise price over the option term, no value will be realized from the option grants made to the named individual.

OPTION/SAR EXERCISES AND HOLDINGS

     The following table provides information with respect to the Named Officers concerning the unexercised options held by such individuals at the end of the 2000 fiscal year. There were any SARs outstanding at the end of such fiscal year.

           AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
                             FY-END OPTION/SAR VALUE

                             Shares                           Number of Unexercised       Value of Unexercised In-the-Money
                          Acquired on         Value         Options/SARs at FY-End (#)        Options/SARs at FY-End (1)
Name                      Exercise (#)      Realized        Exercisable/Unexercisable         Exercisable/Unexercisable
----                      ------------      --------        -------------------------         -------------------------
John W. Ballard III          30,000          $79,750              44,167/43,333                   $210,315/$203,748

Slobodan Tkalcevic           20,000          $45,000              56,667/33,333                   $226,252/$203,748

Mary Ann W. Alcon            10,000          $22,500               3,334/11,666                    $22,505/$68,121

Mansour Moussavian           12,000          $31,380              39,167/20,833                    $177,815/124,685

Gordon Sinclair              12,000          $27,000              20,334/37,666                    $88,630/$144,621

-----------------
(1) Value based upon the closing selling price of the Company's Common Stock on September 30, 2000 on the Nasdaq National Market ($8.875 per share) less the exercise price payable per share.

EMPLOYMENT CONTRACT AND CHANGE OF CONTROL AGREEMENTS

         Each of the Company's executive officers, including the Named Officers, has entered into a Change of Control Agreement with the Company. The Change of Control Agreement provides for severance payments to the executive officer in the event his or her employment with the Company is terminated involuntarily without Cause (as defined in the Change of Control Agreement), or the executive officer terminated his or her employment for Good Reason (as defined in the Change of Control Agreement) following a Change of Control (as defined in the Change of Control Agreement). If the executive officer is terminated or terminates his or her employment prior to the first anniversary of a Change of Control, he or she shall be entitled to a lump sum payment equal to two times his or her annual Base Compensation (as defined in the Change of Control Agreement). If the executive officer is terminated or terminates his or her employment following the first anniversary, but before the third anniversary of a Change of Control, he or she shall be entitled to a lump sum payment equal to his or her annual Base Compensation.

     The shares subject to outstanding option grants under the Company's 1981 Stock Option Plan will immediately vest upon an acquisition of the Company, unless the options are assumed by the acquiring entity.

DIRECTOR REMUNERATION

     Each non-employee member of the Board of Directors was paid an annual retainer fee of $10,800 in fiscal 2000 (prorated quarterly for those directors serving a portion of the year) and was reimbursed for all out-of-pocket costs incurred in connection with their attendance at Board meetings. Mr. Hall received an additional annual retainer fee of $2,700 for his service as Chairman of the Audit Committee. The Company also pays each non-employee Director $675 for each Board meeting attended, $450 for each committee meeting attended that is not held in conjunction with a Board meeting and $225 for each committee meeting attended that is held in conjunction with a Board meeting.

     In addition, each non-employee Board member will receive, over his or her continued period of Board service, a series of option grants under the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). Each individual who is first appointed or elected to serve as a non-employee Board member will automatically receive on the date of his or her initial election or appointment an option to purchase 10,000 shares of Common Stock, provided such individual has not previously been in the employ of the Company. Furthermore, each individual who continues to serve as a non-employee Board member will receive an option to purchase 6,000 shares of Common Stock at (i) the Annual Stockholders Meeting held in the calendar year in which occurs the third anniversary of the grant date of the initial automatic option grant, and (ii) every third Annual Stockholders Meeting following the Annual Meeting at which the non-employee Board member received his or her first 6,000-share option grant. Messrs. Budge, Cox, Hall and Peyser each received a 6,000-share option grant at the 1998 Annual Meeting of Stockholders. Mr. John Anderson received an option grant for 10,000 shares in connection with his appointment to the Board of Directors on December 16, 1998. Each option granted under the Director Plan has an exercise price per share equal to the closing selling price per share of the Company's common stock on the grant date, as reported on the Nasdaq National Market, and the shares subject to each option will vest as follows: one-third immediately upon grant, an additional one-third upon the optionee's completion of one year of Board service measured from the grant date and the remaining one-third upon the optionee's completion of two years of Board service measured from the grant date. Each option granted under the Director Plan expires 10 years after issuance.

COMPENSATION COMMITTEE AND BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is composed entirely of independent, outside Directors. The Committee is responsible for reviewing and approving the compensation policies for all employees, including all officers, whose annual compensation is in excess of $100,000.

     The objective of the Compensation Committee is to establish a comprehensive program for the Company's executive officers which will (i) allow the Company to attract and retain the services of highly qualified individuals, (ii) tie executive compensation directly to the Company's business and performance objectives and (iii) reward outstanding individual performance that contributes to the Company's growth and long term success.

     In general, the compensation package for executive officers is comprised of three elements: (i) base salary which reflects individual performance and is designed primarily to be marginally competitive with salary levels of similarly sized companies both within and without the industry that compete with the Company for executive talent, (ii) annual variable performance awards payable in cash and tied to the achievement of performance targets and (iii) long term stock based incentive awards which create common interests for the executive officers and the Company's stockholders.

     The Compensation Committee annually evaluates the executive officers' base compensation and bonus eligibility compared with surveyed executive compensation for similar sized companies and divisions published by the American Electronics Association. Eligibility for bonuses is generally based on a weighted evaluation taking into account the overall performance of the Company, the Compensation Committee's evaluation of each participant's contribution to such performance, and progress made towards the attainment of long term growth objectives. The Compensation Committee meets with the Chief Executive Officer to review his evaluation of the executive officers' performance and eligibility for bonuses, and then reconvenes without the CEO's presence to evaluate his performance. The Committee gives a report on its meeting to the full Board of Directors.

     For purposes of the stock price performance graph which appears latter in this 10K/A, the Company has selected the S&P Aerospace/Defense Index as the industry index. However, in selecting companies to survey for compensation purposes, the Compensation Committee considered many factors including geographic location, growth rate, annual revenue and profitability, and market capitalization. The Compensation Committee also considered companies outside the industry which may compete with the Company in recruiting executive talent. For this reason, there was no meaningful correlation between companies surveyed for compensation data and the companies included in the S&P Aerospace Index.

     The base salary level for the Company's executive officers for fiscal 2000 ranged from the 15th to 90th percentile of the base salary paid by companies in the peer group survey taken into consideration for comparative compensation purposes. In November 2000, Mr. John W. Ballard III, received an increase of 10% over salary paid in fiscal 2000. Dr. Slobodan Tkalcevic received an increase of 8%, Mr. Mansour Moussavian received an increase of 7.5%, Mr. Gordon Sinclair received an increase of 7.5% and Ms. Mary Ann W. Alcon received an increase of 6%.

     For fiscal 2000, the Compensation Committee established a bonus pool to be distributed on a discretionary basis among executives and managers of the Company and its subsidiaries provided certain financial, marketing and product development milestones were attained. For fiscal 2000, the Compensation Committee recommended to the full Board of Directors that Messrs. John W. Ballard, III, Slobodan Tkalcevic, Gordon Sinclair and Mansour Moussavian and Ms. Mary Ann W. Alcon receive a bonus of $40,000, $35,000, $16,375, 16,375 and $10,500, respectively.

     For fiscal 2001, the Compensation Committee has again established a bonus pool to be distributed on a discretionary basis among executives and managers of the Company and its subsidiaries. The basis for distribution of this pool will be subjective, but is generally tied to the achievement of corporate and divisional goals as detailed in the Company's most recent strategic plan. More specifically, these goals relate to progress on new product introduction efforts and achievement of certain profitability and other financial milestones.

     Stock options are considered a component of the total compensation of officers. All stock option grants made under the 1981 Stock Option Plan to the Company's executive officers are authorized by the Board of Directors and are intended to align the interests of each officer-optionee with those of the stockholders and provide them with a significant incentive to manage the Company from the prospective of an owner with an equity interest in the success of the business. The size of the option grant made to each executive officer under the 1981 Plan is based upon that individual's current position with the Company, internal comparability with option grants made to other Company executives and the individual's potential for future responsibility and promotion over the option term. The Board of Directors also takes into account the existing equity holdings, whether in shares or in vested or unvested stock options, of the executive officer in determining the appropriate level of equity incentive to provide for each officer. However, the Board of Directors does not adhere to any specific guidelines as to the relative option holdings of the Company's executive officers.

     CEO COMPENSATION. In setting the compensation payable to Mr. John W. Ballard, III, the Company's CEO, for the 2000 fiscal year, the Compensation Committee has sought to achieve two objectives: (i) establish a level of base salary competitive with that paid by companies within the industry which are of comparable size to the Company and by companies outside of the industry with which the

Company competes for executive talent and (ii) make a significant percentage of the total compensation package contingent upon performance.

     The base salary established for Mr. Ballard, III on the basis of the foregoing criteria is intended to provide him with a level of stability and certainty each year. However, this element of compensation historically has been affected to some degree by the Company's profitability. In fiscal 2000, Mr. Ballard III's salary component of compensation was at the 39th percentile of the base salary in effect for chief executive officers of the same peer group companies which were included in the survey reviewed by the Compensation Committee for comparative compensation purposes.

     DEDUCTION LIMIT FOR EXECUTIVE COMPENSATION. Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held corporations for compensation exceeding $1 million paid to certain executive officers. It is not expected that the compensation to be paid to the Company's executive officers for fiscal 2000 will exceed the $1 million limit per officer. Accordingly, the Compensation Committee has not at this time instituted any changes to its compensation policies to take into account the $1 million limitation.

                   The Compensation Committee        The Board of Directors
                        Donald C. Cox                  John W. Ballard III
                        Asaph H. Hall                  John L. Anderson
                        John L. Anderson               Donald C. Cox
                                                       Asaph H. Hall
                                                       E.M.T. Jones
                                                       Alan C. Peyser
                                                       Slobodan Tkalcevic

PERFORMANCE GRAPH


                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
          AMONG COMPANY, S&P 500 INDEX And S&P AEROSPACE/DEFENSE INDEX

                              [PERFORMANCE GRAPH]


     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings of the Company, including this Proxy Statement in whole or in part, the preceding Performance Graph and Report of Compensation Committee and Board of Directors shall not be incorporated by reference into any such filings, nor shall such graph or report be incorporated by reference into any future filings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. However, three members of the Board of Directors, Messrs. Ballard, III, Tkalcevic and Jones, are executive officers of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity which has an executive officer serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of January 19, 2001 by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each director, (iii) each of the Named Officers and (iv) all directors and executive officers as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated.

                                                                                      Shares         Percent
More Than 5% Beneficial Owners                                            Beneficially Owned        Of Class
------------------------------                                            ------------------        --------
ROI Capital Management, Inc.                                                      672,600(3)           19.3%
17 E. Sir Francis Drake Blvd, Ste 225
Larkspur, Ca. 94939

John W. Ballard                                                                      304,913            8.8%
c/o TCI International, Inc.
47300 Kato Road, Fremont, Ca. 94538

Athena Capital Management, Inc.                                                   216,950(4)            6.2%
621 East Germantown Pike, Ste 105
Plymouth Valley, Ca. 19401

TCI International Inc. Employee Stock Ownership Plan                              192,224(1)            5.5%
c/o Charles Schwab Trust Company, Trustee
1 Montgomery Street, 7th Floor., San Francisco, California  94104

                                                                                      Shares         Percent
Beneficial Ownership of Executive Officers and Directors                  Beneficially Owned        Of Class
--------------------------------------------------------                  ------------------        --------
E.M.T. Jones                                                                      132,861(2)            3.8%

Slobodan Tkalcevic                                                                 81,682(5)            2.4%

John W. Ballard III                                                               66,192 (5)            1.9%

Mansour  Moussavian                                                             39,570(2)(5)            1.1%

Gordon Sinclair                                                                 33,361(2)(5)            1.0%

Asaph H. Hall                                                                      23,250(5)               *

John L. Anderson                                                                   10,000(5)               *

Donald C. Cox                                                                      18,500(5)               *

C. Alan Peyser                                                                     18,500(5)               *

Mary Ann W. Alcon                                                                8,371(2)(5)               *

All directors and executive officers as a group (10 persons) (2)(5)                  432,287          12.4%

1) Each of the approximately 143 participants in the Company's Employee Stock Ownership Plan has sole voting power over all shares allocated to his or her account. The Administrative Committee for the Employee Stock Ownership Plan has investment power over the assets of the Employee Stock Ownership Plan, subject to the terms and limitations of such Plan. The Charles Schwab Trust Company serves as trustee in accordance with the terms of the Employee Stock Ownership Plan.

2) Includes shares allocated under the Employee Stock Ownership Plan to the participant's account through September 30, 2000. The shares allocated to officers and directors under the Employee Stock Ownership Plan totaled 68,065. Such shares are included in the aggregate holdings of the Employee Stock Ownership Plan (see footnote (1)).

3)   ROI Capital Management, Inc., an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, owns 672,600 shares as of January 25, 2001.

4)   Athena Capital Management, Inc., an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, owns 216,950 shares according to information contained in its Schedule 13G filed on January 27, 2000.

5) Includes shares subject to options which are currently exercisable or will become exercisable prior to April 30, 2001. The exercisable stock option shares for officers and directors totaled 266,170.

* Percentage of shares beneficially owned does not exceed 1% of the class so owned.


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     There has not been nor is there currently proposed transaction to which the Company was or is to be a party in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described where required in "Change of Control Agreements" and (2) the transaction described below.

OFFICER LOAN

     In December 1997, the Company loaned Mr. Mansour Moussavian, the General Manager of the Broadcast & Communications Division, $200,000 to assist him in the purchase of a new primary residence. The loan bears interest at the rate of 6.02% per annum, compounded annually, and is currently secured by his former residence. At such time as Mr. Moussavian sells that former residence, he will be obligated to secure the loan with a deed of trust on his new residence. Accrued interest on the loan is payable annually, up to an amount not to exceed the greater of $10,000 or 50% of the annual bonus paid to Mr. Moussavian for each year the loan remains outstanding. The entire principal balance, together with all accrued and unpaid interest, will become payable in full upon the earlier of (i) December 19, 2002 or (ii) Mr. Moussavian's termination of employment with the Company. The largest amount outstanding on this loan during the 2000 fiscal year was $214,012, and as of January 19, 2001, the outstanding unpaid balance was $217,795.

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

10.11         Sublease between Technology for Communications International and
              Fairchild Technologies, dated May 1, 2000 (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K fiscal year ended September 30, 2000; commission file number 0-10877)

10.12         Change of Control Agreement with Mr. John Ballard, III

10.13         Form of Change of Control Agreement entered into with executive officers

22*           List of subsidiaries of TCI International, Inc.

23*           Consent of KPMG LLP

----------
* Previously filed on December 28, 2000

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TCI International, Inc.

Date:         JANUARY 29, 2001                By: /s/   MARY ANN ALCON
          -----------------------                       --------------
                                                        MARY ANN ALCON
                                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURE                               TITLE                                DATE

   /s/ JOHN W. BALLARD, III                President and Director                   JANUARY 29, 2001
-----------------------------              (Principal Executive Officer)        --------------------
   (John W. Ballard)

   /s/ MARY ANN W. ALCON                   Chief Financial Officer                  JANUARY 29, 2001
-----------------------------              (Principal Financial &               --------------------
   (Mary Ann W. Alcon)                     Accounting Officer)


   /s/ E.M.T. JONES                        Director                                 JANUARY 29, 2001
-----------------------------                                                   --------------------
   (E.M.T. Jones)

   /s/ JOHN L. ANDERSON                    Director                                 JANUARY 29, 2001
-----------------------------                                                   --------------------
  (John L. Anderson)

   /s/ ASAPH H. HALL                       Director                                 JANUARY 29, 2001
-----------------------------                                                   --------------------
   (Asaph H. Hall)

   /s/ C. ALAN PEYSER                      Director                                 JANUARY 29, 2001
-----------------------------                                                   --------------------
  (C. Alan Peyser)

   /s/ DONALD C. COX                       Director                                 JANUARY 29, 2001
-----------------------------                                                   --------------------
  (Donald C. Cox)

   /s/ SLOBODAN TKALCEVIC                  Director                                 JANUARY 29, 2001
-----------------------------                                                   --------------------
  (Slobodan Tkalcevic)