Form 10-Q
period 2000-12-31
TCI INTERNATIONAL INC
filed 2001-02-14
CIK 357064

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---     THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                               -----------------

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

                                  (510)687-6100
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

As of December 31, 2000, 3,471,510 shares of Common Stock were outstanding.

                             TCI INTERNATIONAL, INC.


                                Table of Contents


         Part I - Financial Information                                                          Page
         ------------------------------                                                          ----
         Item 1.  Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Statements of Operations and
                    Other Comprehensive Income                                                     3

                  Unaudited Condensed Consolidated Balance Sheets                                  4

                  Unaudited Condensed Consolidated Statements of Cash Flows                        5

                  Notes to Unaudited Condensed Consolidated Financial Statements                 6-9

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                        10-11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      12


         Part II - Other Information
         ---------------------------

         Item 6.  Exhibits and Reports on Form 8-K                                                16

         Signatures                                                                               16

                             TCI INTERNATIONAL, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                            AND COMPREHENSIVE INCOME
                            ------------------------
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     December 31,
                                                               2000              1999
Revenues                                                     $  7,583          $  7,117
                                                             --------          --------
Operating costs and expenses:
  Cost of revenues                                              4,960             4,617
  Marketing, general and administrative                         2,345             2,455
                                                             --------          --------
                                                                7,305             7,072
                                                             --------          --------
Income from operations                                            278                45
Interest income, net                                              227               180
                                                             --------          --------
Income before provision
   for income taxes                                               505               225
Provision for income taxes                                         23                15
                                                             --------          --------
Net income                                                   $    482          $    210
                                                             ========          ========

Other comprehensive loss:
   Unrealized loss on investments                                  (3)               (6)
                                                             --------          --------
Comprehensive income                                         $    479          $    204
                                                             ========          ========


Basic earnings per share:
  Net income per share                                       $    .14          $    .06
                                                             ========          ========
  Shares used in per share
   computations                                                 3,464             3,256
                                                             ========          ========
Diluted earnings per share:
  Net income per share                                       $    .13          $    .06
                                                             ========          ========
  Shares used in per share
    computations                                                3,752             3,389
                                                             ========          ========







See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                 December 31,  September 30,
                                                     2000          2000
                                                 ------------  -------------
ASSETS

Current assets
  Cash and cash equivalents                          $ 11,115    $ 10,670
  (Includes restricted cash of $2,058
        on Dec. 31, 2000)
  Short-term investments                                3,718       5,687
  Accounts receivable, net
     Billed                                             3,293       3,731
     Unbilled                                           3,964       4,115
  Inventories                                           2,218       1,924
  Prepaid taxes                                           188         188
  Prepaid expenses                                        512         419
                                                     --------    --------
        Total current assets                           25,008      26,734
Property and equipment, net                             2,216       2,138
Other assets                                              796         769
                                                     --------    --------
        Total assets                                 $ 28,020    $ 29,641
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  2,183    $  2,722
  Customer deposits and billings on uncompleted
    contracts in excess of revenue recognized           2,261       3,380
  Accrued liabilities                                   4,826       5,331
                                                     --------    --------
        Total current liabilities                       9,270      11,433
                                                     --------    --------

Stockholders' equity:
  Common stock, par value $.01; authorized 5,000
    shares; issued 3,471, and 3,462 shares as of
    December 31, 2000 and September 30, 2000
    respectively                                       12,581      12,517
  Retained earnings                                     6,212       5,731
  Accumulated other comprehensive income (loss)            (2)          1
  Treasury shares at cost; 10 shares as of
    December 31, 2000 and September 30, 2000              (41)        (41)
                                                     --------    --------
        Total stockholders' equity                     18,750      18,208
                                                     --------    --------
        Total liabilities and stockholders' equity   $ 28,020    $ 29,641
                                                     ========    ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                         Three Months Ended December 31,
                         -------------------------------
                                 (In thousands)
                                   (Unaudited)


                                                            2000          1999
                                                          --------      --------
Cash flows from operating activities:
    Net income                                            $    482      $    210
    Reconciliation to cash used in operations:
       Depreciation and amortization                           191           166

    Changes in assets and liabilities:
       Accounts receivable                                     589        (1,565)
       Inventories                                            (294)         (174)
       Prepaid taxes                                             0            18
       Prepaid expenses and other assets                      (120)         (275)
       Accounts payable                                       (539)          875
       Customer deposits and billings on uncompleted
         contracts in excess of revenue recognized          (1,119)       (2,040)
       Accrued liabilities                                    (506)         (507)
                                                          --------      --------
Net cash used in operations                                 (1,316)       (3,292)
                                                          --------      --------

Cash flows from investing activities:
    Purchases of property and equipment                       (269)          (45)
    Purchases of short-term investments                        (49)       (4,289)
    Proceeds from sale of short-term investments             2,015            91
                                                          --------      --------
Net cash provided by (used in) investing activities          1,697        (4,243)
                                                          --------      --------

Cash flows from financing activities -
  stock options exercised                                       64           617

Net increase (decrease) in cash and cash equivalents           445        (6,918)
Cash and cash equivalents at beginning of period            10,670        11,310
                                                          --------      --------
Cash and cash equivalents at end of period                $ 11,115      $  4,392
                                                          ========      ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             TCI INTERNATIONAL, INC.
                             -----------------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


Note 1   Basis of Presentation
------------------------------
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information included herein, when read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000, filed with the Securities and Exchange Commission, to be not misleading. Further, the accompanying financial statements reflect, in the opinion of management, all adjustments necessary (consisting of normal recurring entries) to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three months ended December 31, 2000, are not necessarily indicative of results to be expected for the entire year ending September 30, 2001.

Note 2   Inventories
--------------------
Inventories consist of the following (in thousands):

                                                                       December 31,         September 30,
                                                                           2000                 2000
                                                                       ------------         -------------
     Material and component parts                                         $2,174               $1,632
     Work in process                                                          44                  292
                                                                          ------               ------
                                                                          $2,218               $1,924
                                                                          ======               ======

Note 3   Standby Letters of Credit
-----------------------------------
At December 31, 2000 there were outstanding standby letters of credit of approximately $2,600,000 serving as performance and payment bonds. The standby letters of credit expire at various dates through 2002; however, certain performance bonds are automatically renewable until canceled by the beneficiary. These outstanding standby letters of credit are fully secured by the Company's cash or short term investment portfolio.

Note 4   Net Income Per Share
-----------------------------
Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon the exercise of stock options using the treasury stock method.

                             TCI INTERNATIONAL, INC.
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income per share calculation.

                                                      Three Months Ended
                                                  December 31,    December 31,
                                                     2000            1999
         Basic earnings per share weighted           3,464           3,256
           average shares outstanding
         Effect of dilutive options
           outstanding                                 288             134
         Denominator for diluted earnings            -----           -----
           per share - adjusted weighted
           average shares                            3,752           3,390


As of December 31, 2000 and 1999, there were options outstanding to purchase 637,334 and 707,333, respectively, shares of the Company's common stock which could potentially dilute future basic earnings per share.

Note 5   Accounting Pronouncements
----------------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The company adopted SFAS No. 133 on October 1, 2000, which did not have a material impact on the accompanying consolidated financial statements.

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

                             TCI INTERNATIONAL, INC.
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 6    Financial Information About Business Segments
-------------------------------------------------------

                                                                Three Months Ended
                                                           December 31,    December 31,
                                                              2000            1999
         Revenue
           Broadcast Products                                 3,272           2,099
           Signal Processing Products                         4,311           5,018
                                                              -----           -----
                                                              7,583           7,117
         Operating income (loss)
           Broadcast Products                                  (683)              8
           Signal Processing Products                           961              37
                                                              -----           -----
                                                                278              45

                             TCI INTERNATIONAL, INC.
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 7   Subsequent Event
-------------------------
On January 25, 2001, TCI entered into a merger agreement with General Signal Corporation and TCI Acquisition Corp., which provides among other things for the merger of TCI Acquisition Corp. into TCI. If the merger is completed, TCI will become a wholly owned subsidiary of General Signal Corporation, and the stockholders of TCI will have the right to acquire $11.25 per share of TCI common stock they own at the time of the merger. The merger is subject, among other things, to the approval of the TCI stockholders. A special meeting of the TCI stockholders to vote upon the merger is expected to be held in the second quarter of fiscal 2001.

                             TCI INTERNATIONAL, INC.
                             -----------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

                          First Fiscal Quarter of 2001
                    Compared to First Fiscal Quarter of 2000


Except for historical information contain herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which could cause future results to differ materially. The results of operations for the first three months in fiscal year 2001 are not necessarily indicative of future quarterly or annual performance expectations.

Total revenue for the first quarter of fiscal year 2001 was $7,583,000, an increase of approximately 7% over revenue of $7,117,000 for the same period a year ago. Although total revenue increased 7% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000, total operating income increased 518%, from $45,000 to $278,000.

The Company has two distinct product groups: the Broadcast Products Group and the Signal Processing Products Group. The Company's product offerings are managed and directed by separate management teams. While the two business segments currently share facilities and certain manufacturing resources, the customers who routinely purchase these products are distinct.

Segment revenue and operating income for the two product groups were as follows (in thousands):

                                                               Three Months Ended
                                                           December 31,    December 31,
                                                              2000            1999
         Revenue
           Broadcast Products                                 3,272           2,099
           Signal Processing Products                         4,311           5,018
                                                              -----           -----
                                                              7,583           7,117
         Operating income (loss)
           Broadcast Products                                  (683)              8
           Signal Processing Products                           961              37
                                                              -----           -----
                                                                278              45

Revenue for the Broadcast Products group in the first quarter ended December 31, 2000, increased 56% over revenue a year ago from $2,099,000 to $3,272,000. This increase was primarily due to new contracts in the Broadcast Products group, particularly in the Digital TV (DTV) product line. The Broadcast Products group generated an operating loss of $683,000 compared to an operating income of $8,000 for the same period in fiscal 2000. The operating loss was generated in part by higher manufacturing costs associated with the completion of certain marginally priced DTV contracts combined with the execution of a backlog comprised of slightly lower margin business. The operating loss associated with the DTV contracts was expected as the company begins to deliver its first quantities of its new antenna design. As the product matures and the Company establishes an appropriate agreement with a manufacturing partner, the Company expects to recognize improved gross margins from the sale of its DTV products.


                             TCI INTERNATIONAL, INC.
                             -----------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

                          First Fiscal Quarter of 2001
                    Compared to First Fiscal Quarter of 2000


Revenue for the Signal Processing Products group in the first quarter ended December 31, 2000, decreased 14% over revenue a year ago, from $5,018,000 to $4,311,000. This decrease in revenue was due in part to unexpected delays in receipt of new orders in the Spectrum Monitoring System product line and to ordinary timing differences in the execution of existing contracts.

In comparison, net operating income increased from $37,000 to $961,000 in the Signal Processing Products group for the same period a year ago. Net operating income in the first quarter of fiscal 2000 was unfavorably affected by the completion of one large contract with low margins. Since last year, the Company has fully transitioned its product sales to a new generation of equipment that is in full production with significantly higher profit margins.

Marketing, general and administrative expenses for the first quarter of fiscal 2001 remained constant with those of fiscal 2000. However, expressed as a percentage of revenue, marketing, general and administrative expenses for the first quarter of fiscal 2001 were 31% compared to 34% a year ago.

Fluctuations in revenue from one quarter to the next are inherent in the nature of the Company's business due to the project-oriented nature of the business. Future growth is always dependent on the Company continuing to secure adequate new business. Based upon the strength to its existing backlog and subject to unanticipated future delays, the Company is optimistic about its future growth.

The Company's total backlog as of December 31, 2000 was $22 million compared to $20 million as of December 31, 1999. The total funded portion of the Company's backlog, which excludes unfunded and unexercised options (on U.S. Government contracts) the Company believes are likely to be exercised, was $14 million and $15 million, respectively.

                             TCI INTERNATIONAL, INC.
                             -----------------------

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             ------------------------------------------------------
                                   MARKET RISK
                                   -----------


Foreign Currency Hedging Instruments
------------------------------------
The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to five contracts denominated in British pounds sterling and one contract denominated in New Taiwan dollars. As of December 31, 2000, the Company held $661,000 of aggregate foreign currency forward exchange hedge contracts to sell New Taiwan dollars in 2001 at a weighted average rate of $31.47. As of December 31, 2000, there were no significant differences between the forward and the spot rate on that date.

The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

Fixed Income Investments
------------------------
The Company's investments in U.S. corporate securities include commercial paper. Foreign securities include certificates of deposit with financial institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of December 31, 2000.

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. The average interest rate on the investment portfolio is 6.3% per annum. As of December 31, 2000, there are no investments with maturities greater than 12 months. The Company does not expect any material loss with respect to its investment portfolio.

                             TCI INTERNATIONAL, INC.
                             -----------------------

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
                ------------------------------------------------

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Fluctuations in Operating Results
---------------------------------
The Company's operating results may fluctuate from quarter to quarter and year to year for a number of reasons. While there is no seasonality to the Company's business, because of the Company's relatively small size, combined with the extended delivery cycles of its long-term project-oriented business, revenue and accompanying gross margins are inherently difficult to predict. Since the Company records revenue on a percentage of completion basis, unexpected changes in project budgets during the course of execution can cause revenue and accompanying gross margins to vary from quarter to quarter. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, based on the assumption of stable performance, a relatively small revenue shortfall may cause profitability from operations to suffer. Historically, the Company has endured periods of volatility in its revenue results due to a number of factors, including shortfalls in new orders, delays in the availability of new products, delays in subcontractor provided materials and services, and delays associated with foreign construction activities. Gross margins are strongly influenced by several factors, including pressures to be the low price supplier in competitive bid solicitations, the mix of contract material and non-recurring engineering services, and the mix of newly developed and existing product sold to various customers. The Company believes these historical challenges will continue to affect its future business.

In order to address these challenges, the Company intends to pursue a product and market diversification strategy. By leveraging its expertise in RF technology applications, and its ability to conduct business in foreign countries, the Company will pursue outside technology and business acquisitions, which complement various characteristics of its existing core business.

Managing a Changing Business
----------------------------
The Company is in the process of adopting a business management plan that includes substantial investments in its sales and marketing organizations, increased funding of existing internal research and development programs, and certain investments in corporate infrastructure that will be required to support the Company's diversification objectives during the next three years. Inherent in this process are a number of risks, including a higher level of operating expenses, the difficulty of competing with companies of larger size for talented technical personnel, and the complexities of managing a changing business. There also exists the risk the Company may inaccurately estimate the viability of any one or all of its diversification efforts and as a result, may experience substantial revenue shortfalls of a size so significant as to generate losses from operations.

                             TCI INTERNATIONAL, INC.
                             -----------------------


Risk Associated with Expansion into Additional Markets and Product Development
------------------------------------------------------------------------------
The Company believes that its future success is substantially dependent on its ability to successfully acquire, develop and commercialize new products and penetrate new markets. In addition to the Company's ongoing efforts to diversify its product offerings within its core businesses such as the spectrum management system business, the Company intends to pursue a diverse, but focused product and market development initiative during the next three years. The Company believes that its general knowledge of RF technology and its related applications combined with its ability to conduct business in overseas markets can be exploited to return the Company to an aggressive growth posture. While not strictly limited to these product areas, the Company is currently pursuing certain product and turnkey project initiatives in the FM and digital TV transmission equipment markets which compliment the Company's antenna expertise. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. Should the Company expend funds to acquire outside entities or technology, there can be no assurance that sufficient returns will be realized to offset these investments. The inability of the Company to successfully develop or commercialize new products or failure of such products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Conducting Business Overseas
--------------------------------------------------
A substantial part of the Company's revenue is derived from fixed priced contracts with foreign governmental entities. With increasing frequency, the Company finds a demand for its products in third world countries and developing nations which have an inherently more volatile and uncertain political and credit risk profile than the U.S. Government market with which the Company is accustomed to conducting its business. While the Company seeks to minimize the collection risks on these contracts by normally securing significant advanced payments with the balance secured by irrevocable letters of credit, the Company cannot always be assured of receiving full payment for work that it has performed due to unforeseen credit and political risks. Should such default on payments owed the Company ever occur, a significant effect on earnings, cash flows and cash balances may result.

Competition
-----------
Most of the Company's products are positioned in niche markets, which include strong elements of imbedded proprietary technology. In most of these markets, the Company competes with companies of significantly larger size, many of whom have substantially greater technical, marketing, and financial resources compared to similar resources available within the Company. This type of competition has resulted in, and is expected to continue to result in, significant price competition.

                             TCI INTERNATIONAL, INC.
                             -----------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

                December 31, 2000 Compared to September 30, 2000


Consolidated cash, cash equivalents and marketable securities totaled $14,833,000 at December 31, 2000, compared to $16,357,000 at September 30, 2000.
The Company currently believes that its cash, cash equivalents and short-term investments, together with expected revenues from operations, will be sufficient to fund its operations through fiscal year 2001.

Cash used in operations for the first quarter of fiscal 2001 was $1.3 million compared to $3.3 million for the first quarter in fiscal 2000. Cash used in the first quarter of fiscal 2001 resulted primarily from the decrease in customer deposits and billing in excess of revenue of $1.1 million, a decrease in accounts payable of $0.5 million and a decrease in accrued liabilities of $0.5 million. Cash used in the first quarter of fiscal 2000 was primarily due to an increase in accounts receivable of $1.6 million and a decrease in customer deposits and billing in excess of revenue of $2.0 million. Cash provided by investing activities in the first quarter of fiscal 2001 was $1.7 million compared to cash used in investing activities of $4.2 million in fiscal 2000.

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

At December 31, 2000, the Company has standby letters of credit outstanding of approximately $2,600,000. The standby letters of credit are collateralized by the Company's cash or short-term investments.

                             TCI INTERNATIONAL, INC.
                             -----------------------


                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         Exhibit 2.1 Agreement and Plan of Reorganization dated as of January 25, 2001, among TCI, TCI Acquisition Corp. and General Signal Corporation (incorporated by reference to Appendix A of the preliminary proxy statement on Schedule 14A filed on February 8, 2001, File no. 000-10877)

         Exhibit 3.1 Articles of Incorporation, as amended to date (incorporated by reference to Appendix A of the preliminary proxy statement on Schedule 14A filed on February 8, 2001, File no. 000-10877)

         Exhibit 3.2 Bylaws, as amended to date (incorporated by reference to Appendix A of the preliminary proxy statement on Schedule 14A filed on February 8, 2001, File no. 000-10877)

b.       Reports on Form 8-K:       None

No other applicable items.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TCI INTERNATIONAL, INC.
                                         -----------------------
                                                (Registrant)



                                          /s/ MARY ANN W. ALCON
                                    ---------------------------------
                                             Mary Ann W. Alcon
                                    Chief Financial Officer and Secretary
                                  (Duly authorized officer of the registrant
                              and principal financial officer of the registrant)



    February 14, 2001
---------------------------
           Date